Form 10-Q
period 2006-06-30
Energy Infrastructure Acquisition Corp.
filed 2006-08-31
CIK 1350886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission File Number: 001-32685

Energy Infrastructure Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-3521405
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
641 Fifth Avenue
New York, New York 10022
(Address of Principal Executive Offices including Zip Code)

212-752-3100
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ð

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer    Accelerated Filer ð  Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ð

There were 26,546,747 shares of the Registrant’s common stock issued and outstanding as of August 30, 2006.

Energy Infrastructure Acquisition Corp. Index to Form 10-Q

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEET

	December 31, 2005	June 30, 2006
	(Audited)	(Unaudited)

ASSETS
Current assets:
Cash	$201,781	$19,517
Attorney trust account	25,000	25,000
Total current assets	226,781	44,517
Deferred offering costs	148,295	965,658
Total assets	$375,076	$1,010,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses, principally legal fees	$49,205	$596,350
Accrued interest payable to stockholder	2,750	8,701
Due to stockholder	---	99,975
Note payable to stockholder	300,000	300,000
Total liabilities	351,955	1,005,026

Commitments

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized - 1,000,000 shares; issued - none	---	---
Common stock, $0.0001 par value; authorized - 89,000,000 shares; issued and outstanding - 5,831,349 shares	583	583
Paid-in capital in excess of par	24,417	24,417
Deficit accumulated during the development stage	(1,879)	(19,851)
Total stockholders’ equity	23,121	5,149
Total liabilities and stockholders’ equity	$375,076	$1,010,175

See accompanying notes to unaudited condensed financial statements

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006	Period from August 11, 2005 (Inception) to June 30, 2006 (Cumulative)

Operating expenses	$(10,837)	$(13,087)	$(13,997)
Interest income	17	1,066	2,847
Interest expense - stockholder	(2,992)	(5,951)	(8,701)
Net loss	$(13,812)	$(17,972)	$(19,851)
Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding -basic and diluted	5,831,349	5,831,349	5,831,349

See accompanying notes to unaudited condensed financial statements

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

				Deficit
				Accumulated
				During the	Total
	Common Stock		Paid-in Capital	Development	Stockholders’
	Shares	Amount	in Excess of Par	Stage	Equity

August 11, 2005 (inception) to June 30, 2006
Sale of shares to founding stockholders at $0.0043 per share	5,831,349	583	24,417	---	25,000
Net loss for the period ended December 31, 2005	---	---	---	(1,879)	(1,879)

Balance, December 31, 2005	5,831,349	583	24,417	(1,879)	23,121
Net loss for the three months ended March 31, 2006	---	---	---	(4,160)	(4,160)
Balance, March 31, 2006	5,831,349	583	24,417	(6,039)	18,961
Net loss for the three months ended June 30, 2006	---	---	---	(13,812)	(13,812)

Balance, June 30, 2006	5,831,349	$583	$24,417	$(19,851)	$5,149

See accompanying notes to unaudited condensed financial statements

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENT OF CASH FLOWS (unaudited)

	Six Months Ended June 30, 2006	Period from August 11, 2005 (Inception) to June 30, 2006 (Cumulative)

Cash flows from operating activities
Net loss	$(17,972)	$(19,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in -
Accrued expenses	3,440	4,350
Accrued interest payable to stockholder	5,951	8,701
Net cash used in operating activities	(8,581)	(6,800)

Cash flows from financing activities
Proceeds from initial sale of common stock	---	25,000
Payments of offering costs	(273,658)	(373,658)
Proceeds from stockholder loan	---	300,000
Payment to attorney trust account	---	(25,000)
Advances from stockholder, net	99,975	99,975
Net cash provided by (used in) financing activities	(173,683)	26,317

Net increase (decrease) in cash	(182,264)	19,517
Cash at beginning of period	201,781	---
Cash at end of period	$19,517	$19,517
Supplemental disclosure of non-cash financing activities:
Increase in accrued offering costs and placement fees	$543,705	$592,000

See accompanying notes to unaudited condensed financial statements

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
December 31, 2005 and June 30, 2006

1. Basis of Presentation

The financial statements of Energy Infrastructure Acquisition Corp. (the “Company”) at June 30, 2006, for the three months and six months ended June 30, 2006, and for the period from August 11, 2005 (inception) to June 30, 2006 (cumulative), are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2006 and the results of its operations and its cash flows for the three months and six months ended June 30, 2006, and for the period from August 11, 2005 (inception) to June 30, 2006 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. Comparative financial statements for the periods ended June 30, 2005 have not been presented as the Company was not formed until August 11, 2005. The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Form 8-K, as filed with the U.S. Securities and Exchange Commission on July 28, 2006.

2. Organization, Proposed Business Operations and Summary of Significant Accounting Policies

Nature of Operations

Energy Infrastructure Acquisition Corp. (the “Company”) was incorporated in Delaware on August 11, 2005 as a blank check company formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in the energy or energy-related industries.

At June 30, 2006, the Company had not yet commenced any business operations and is therefore considered a “corporation in the development stage”. All activity through June 30, 2006 relates to the Company’s formation and the public offering as described below. The Company has selected December 31 as its fiscal year-end.

The Company’s ability to commence operations was contingent upon obtaining adequate financial resources through a Regulation S private placement in accordance with Regulation S under the Securities Act of 1933, as amended (“Private Placement”), a public offering (“Public Offering”, and together with the private placement, the “Offerings”) and a loan from an off-shore company controlled by the Company’s President and Chief Operating Officer, all of which were completed on July 21, 2006. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offerings, although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a business combination with an operating company. As used herein, a “target business” shall include one or more operating businesses that supports the process of bringing energy, in the form of crude oil, natural and liquefied petroleum gas, and refined and specialized products (such as petrochemicals), from production to final consumption throughout the world, and a “business combination” shall mean the acquisition by the Company of such a target business. There can be no assurances that the Company will be able to successfully effect a business combination.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
December 31, 2005 and June 30, 2006

On July 21, 2006, the closing date of the Public Offering, $202,500,000 was placed in a trust account at Lehman Brothers’ Inc. maintained by Continental Stock Transfer & Trust Company, New York, New York, as trustee (“Trust Account”). This amount includes the net proceeds of the Offerings, a convertible loan in the principal amount of $2,550,000 made prior to the consummation of the Public Offering by an off-shore company controlled by the Company’s President and Chief Operating Officer, a term loan in the principal amount of $475,000 made prior to the consummation of the Public Offering by the Company’s President and Chief Operating Officer, $2,107,540 of contingent underwriting compensation and placement fees (the “Discount”), to be paid to the underwriters and Maxim Group LLC, respectively, if and only if, a business combination is consummated, and $412,699 in deferred placement fees to be paid to Maxim Group LLC in connection with the Regulation S private placement. The funds in the Trust Account will be invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Trust Account as part of a plan of dissolution and liquidation approved by the Company’s stockholders.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that public stockholders owning 30% or more of the outstanding stock sold in the Offerings vote against the business combination and elect to have the Company redeem their shares for cash, the business combination will not be consummated. All of the Company’s stockholders prior to the Offerings, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 5,268,849 founding shares of common stock in accordance with the vote of the majority of shares purchased in the Offerings with respect to any business combination and to vote any shares they acquire in the Offerings, or in the aftermarket, in favor of the business combination. After consummation of the Company’s first business combination, all of these voting safeguards will no longer be applicable.

With respect to the first business combination which is approved and consummated, any holder of shares sold in the Public Offering, other than the Initial Stockholders and their nominees (the “Public Stockholders”) who voted against the business combination may demand that the Company redeem their shares. The per share redemption price will equal $10.00 per share (inclusive of a pro rata portion of the Discount ($0.10 per share)) and interest earned thereon, subject to certain reductions. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares sold in the Offerings may seek redemption of their shares in the event of a business combination.

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. An off-shore company controlled by the Company’s President and Chief Operating Officer purchased an aggregate of 825,398 units in the Private Placement, but has waived its right to liquidation distributions with respect to the shares of common stock included in such units. Accordingly, in the event of such a liquidation, the amount in the Trust Account will be distributed to the holders of the shares sold in the Public Offering.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
December 31, 2005 and June 30, 2006

Cash Equivalents and Concentrations

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Such cash and cash equivalents, at times, may exceed federally insured limits. The Company maintains its accounts with financial institutions with high credit ratings.

Income Taxes

As of June 30, 2006, the Company recorded a deferred income tax asset of $6,749 for the tax effect of temporary differences, aggregating $19,851. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance.

The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

Share-Based Payments

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R) ("SFAS123(R)") "Share Based Payments". SFAS 123(R) requires all share based payments, including grants of employee stock options to employees to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123(R) effective January 1, 2006. The potential impact of SFAS No. 123(R) on the Company’s financial statements subsequent to July 21, 2006 is discussed at Note 7.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect FIN 48 will have a material effect on our financial condition or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Loss per Common Share

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share are the same for all periods presented because all warrants and stock options outstanding are anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
December 31, 2005 and June 30, 2006

3. Private Placement and Public Offering

Private Placement

On January 2, 2006, George Sagredos, the Company’s President and Chief Operating Officer, entered into a binding firm commitment subscription agreement to purchase 825,398 units of the Company at $10.00 per unit pursuant to Regulation S under the Securities Act of 1933, as amended. In June, 2006, Mr. Sagredos assigned such subscription agreement to Energy Corp., an off-shore Company that he controls, to purchase such securities on the same terms. On July 17, 2006, the subscription of $8,253,980 was funded.

Public Offering

On July 21, 2006, the Company, pursuant to its Public Offering, sold 20,250,000 units at a price of $10.00 per unit. Each unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (“warrant”). Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $8.00 commencing on the later of the completion of a business combination with a target business or July 17, 2007, one year from the effective date of the Public Offering, and expires on July 17, 2010, four years from the date of the prospectus. The warrants will be redeemable at a price of $0.01 per warrant upon 30 days’ notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which a notice of redemption is given.

The Company will use its best efforts to cause a registration statement to become effective on or prior to the commencement of the warrant exercise period and to maintain the effectiveness of such registration statement until the expiration of the warrants. If the Company is unable to maintain the effectiveness of such registration statement until the expiration of the warrants, and therefore is unable to deliver registered shares, the warrants may become worthless.

On July 18, 2006, the Company entered into an underwriting agreement with Maxim Group LLC, as representative of the several underwriters, with respect to the public sale of up to 20,250,000 units, reflecting a reduction in the size of the Public Offering from 22,500,000 units as previously contemplated to 20,250,000 units. In connection with such modification, and in order to maintain the percentage ownership of its stockholders prior to the Public Offering, certain of the Company’s stockholders surrendered for cancellation an aggregate 562,500 shares of common stock. In connection therewith, the convertible loan was reduced to $2,550,000 and the $250,000 term loan was increased to $475,000. In addition, the number of shares of common stock the Company agreed to issue to Maxim Group LLC, as representative of the underwriters, was reduced to 202,500 shares instead of 225,000 shares, and the number of shares of common stock the founders agreed to surrender was reduced from 300,000 to 270,000 shares of common stock to be surrendered to the Company for cancellation upon consummation of a business combination in the event the Public Stockholders exercise their right to have the Company redeem their shares for cash. Accordingly, for every 23 shares redeemed by Public Stockholders, the founders have agreed to surrender one share for cancellation.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
December 31, 2005 and June 30, 2006

On July 18, 2006, the Company rescinded all prior agreements to grant stock options to each of Messrs. Sagredos and Theotokis. Such agreements were to be effective on the closing date of the Public Offering. Also on July 18, the Company authorized the grant to Mr. Sagredos on the closing date of the Public Offering, of an option to purchase an aggregate of 2,688,750 shares of common stock, at an exercise price of $0.01 per share, with the option exercisable in four quarterly installments of 672,187 options on each of the first three quarterly installment dates and 672,189 options on the fourth quarterly installment date, with the first installment vesting on the date of expiration of the three-month period immediately following the consummation of a business combination, and with the vesting of such options contingent upon Mr. Sagredos being an officer of the Company on each respective vesting date. The Company also approved the grant to Mr. Theotokis on the closing date of the Public Offering, an option to purchase an aggregate of 896,250 shares of Common Stock, at an exercise price of $0.01 per share, with such option exercisable in four quarterly installments of 224,062 options on each of the first three quarterly installment dates and 224,064 options on the fourth quarterly installment date, with the first installment vesting on the date of expiration of the three-month period immediately following the consummation of a business combination, subject to Mr. Theotokis being an officer the Company on each respective vesting date.

Because the grant of the options is deemed to be stock-based compensation, commencing on the date of grant (which occurred at the closing of the Public Offering), pursuant to SFAS No. 123R, the Company is required to record a charge to earnings in an amount equal to the fair value of such options, which the Company has estimated using the Black-Scholes option-pricing model, to be an aggregate of $35,000,000. In valuing the options, the Company did not consider it necessary to evaluate possible variations in volatility, since, due to the large spread between the strike price and the fair value of the underlying stock, the Black-Scholes formula yields a value capped at the fair value of the underlying share. In accounting for the options, the Company considers the consummation of a business combination to be a performance condition that is expected to be met. As a result of including the two-year period that the Company has to effect a business combination and the one-year vesting period of the options, the Company expects that the charge to earnings with respect to each quarterly installment will be amortized over a maximum period of 36 months, which is the implicit service period. Accordingly, on an aggregate basis, assuming the 36 month amortization period following the closing of the Public Offering, as a result of the grant of such options, the Company will charge approximately $2,917,000 to earnings during each fiscal quarter. In the event that the Company consummates a business combination in less than two years from the closing date of the Public Offering, the above amortization schedule would be accelerated and the Company therefore would record an increased charge to operations through such date based on the revised estimate of the implicit service period.

On August 31, 2006, the Company sold an additional 675,000 units in connection with the underwriters' over-allotment option, which generated net proceeds to the Company of $6,615,000.

3. Deferred Offering Costs

Deferred offering costs consist principally of legal fees and other costs incurred through the balance sheet dates that are related to the Private Placement and Public Offering, and were charged to additional paid-in capital upon the receipt of the capital raised on July 21, 2006. At June 30, 2006 the Company had deposited $25,000 in an attorney trust account for other expenses to be paid in connection with the Offerings.

4. Notes Payable to Stockholder

On October 6, 2005, the Company issued an unsecured promissory note for $300,000 to George Sagredos, the Company’s President and Chief Operating Officer. The note bore interest at the rate of 4% per annum and was payable on the earlier of the consummation of the Public Offering or October 6, 2006. The note was repaid on July 21, 2006 from the proceeds of the Private Placement and Public Offering.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
December 31, 2005 and June 30, 2006

On July 17, 2006, Robert Ventures Limited, an off-shore company controlled by Mr. Sagredos, loaned $2,550,000 to the Company in the form of a convertible note. Such loan bears interest at a per annum rate equivalent to the per annum interest rate applied to funds held in the Trust Account during the quarterly period covered by such interest payment. The Company is obligated to make quarterly interest payments on such loan following the expiration of the first full quarter after the date that it has drawn down at least $1,000,000 from accrued interest on the Trust Account to fund its working capital requirements. Such loan is due the earlier of the Company’s liquidation or the consummation of a business combination. The holder of the loan has the option to convert all of the principal of such indebtedness into units that are identical to the units offered in the Public Offering, at a conversion price of $10.00 a unit, commencing 2 days following the date the Company files a preliminary proxy statement with respect to a proposed business combination. In the event that the holder of the convertible loan elects to convert the full amount of the loan, it will receive 255,000 units which, upon separation of the units would result in the holder having an additional 255,000 shares of common stock and 255,000 warrants.

On July 17, 2006, Mr. Sagredos also loaned $475,000 to the Company. Such loan bears interest at a per annum interest rate equivalent to the per annum interest rate applied to the funds held in the Trust Account during the same period that such loan is outstanding. The Company is obligated to repay the principal and accrued interest on such loan following the earlier of (i) the expiration of the second full quarter after the date that it has drawn down at least $1,000,000 from accrued interest on the Trust Account to fund its working capital requirements, (ii) the consummation of a business combination by the Company, or (iii) the Company’s dissolution and liquidation.

5. Common Stock

The Company is authorized to issue 89,000,000 shares of common stock. On December 30, 2005, the Company issued 3,956,349 shares of common stock to its founders. As of April 21, 2006, the Company effected a 0.4739219-for-1 stock dividend, which resulted in the issuance of an additional 1,875,000 shares to its founders. The Company’s financial statements give retroactive effect to such stock dividend.

On July 18, 2006, certain of the Company’s stockholders surrendered for cancellation an aggregate 562,500 shares of common stock in order to maintain the percentage ownership of its stockholders prior to the Public Offering.

On July 18, 2006, the Company agreed to issue to Maxim Group LLC, as representative of the underwriters, 202,500 shares of its common stock to be deposited into escrow, subject to forfeiture, and released to the representative only upon consummation of a business combination.

On July 18, 2006, the founders agreed to surrender, without consideration, up to an aggregate of 270,000 of their shares of common stock to the Company for cancellation upon consummation of a business combination in the event Public Stockholders exercise their right to have the Company redeem their shares for cash. Accordingly, for every 23 shares redeemed by Public Stockholders, the founders have agreed to surrender one share for cancellation.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
December 31, 2005 and June 30, 2006

6. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

7. Commitments

The Company will not proceed with a business combination if public stockholders owning 30% or more of the shares sold in the Private Placement and Public Offering vote against the business combination and exercise their redemption rights. Accordingly, the Company may effect a business combination if public stockholders owning up to approximately 29.99% of the aggregate shares sold in the Private Placement and Public Offering exercise their redemption rights. If this occurred, the Company would be required to redeem for cash up to approximately 29.99% of the 21,075,398 shares of common stock included in the units, or 6,320,512 shares of common stock, at an expected initial per-share redemption price of $10.00, plus a pro rata share of the accrued interest earned on the trust account (net of (i) taxes payable on interest earned, (ii) up to $3,363,000 of interest income released to the Company to fund its working capital, (iii) payment of quarterly interest payments on the convertible loan and repayment of the convertible loan upon the earlier to occur of the Company’s dissolution and liquidation or a business combination, if not converted, and (iv) repayment of the term loan, plus accrued interest), including a pro rata share of the accrued interest earned on the underwriters’ contingent compensation. However, the ability of stockholders to receive $10.00 per unit is subject to any valid claims by the Company’s creditors which are not covered by amounts held in the trust account or the indemnities provided by the Company’s officers and directors. The expected redemption price per share is greater than each stockholder’s initial pro rata share of the trust account of $9.90. Of the excess redemption price, $0.10 per share represents a portion of the underwriters’ contingent fee, which they have agreed to forego for each share that is redeemed. Accordingly, the total contingent underwriting compensation payable to the underwriters in the event of a business combination will be reduced by $0.10 for each share that is redeemed. The balance will be paid from proceeds held in the trust account which are payable to the Company upon consummation of a business combination. In order to partially offset the resulting dilution to non-redeeming stockholders, management has agreed to surrender shares to the Company (at an assumed value of $10.00 per share) for cancellation, up to a maximum of 270,000 shares. Even if less than 30% of the stockholders exercise their redemption rights, the Company may be unable to consummate a business combination if such redemption leaves the Company with funds representing less than a fair market value at least equal to 80% of the amount in the trust account (excluding any funds held for the benefit of the underwriters and Maxim Group LLC) at the time of such acquisition, which amount is required as a condition to the consummation of the Company’s initial business combination, and the Company may be forced to find additional financing to consummate such a business combination, consummate a different business combination or liquidate.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
December 31, 2005 and June 30, 2006

The Company has engaged the representative of the underwriters of its Public Offering, on a non-exclusive basis, as its agent for the solicitation of the exercise of the warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange Commission, the Company has agreed to pay the representative for bona fide services rendered a commission equal to 5% of the exercise price for each warrant exercised more than one year after the date of the prospectus if the exercise was solicited by the underwriters. In addition to soliciting, either orally or in writing, the exercise of the warrants, the representative’s services may also include disseminating information, either orally or in writing, to warrant holders about the Company or the market for the Company’s securities, and assisting in the processing of the exercise of the warrants. No compensation will be paid to the representative upon the exercise of the warrants if:

--- the market price of the underlying shares of common stock is lower than the exercise price;
--- the holder of the warrants has not confirmed in writing that the representative solicited the exercise;
--- the warrants are held in a discretionary account;
--- the warrants are exercised in an unsolicited transaction; or
--- the arrangement to pay the commission is not disclosed in the prospectus provided to warrant holders at the time of exercise.

The Company has agreed to pay $7,500 per month for 24 months to an unaffiliated third party, commencing on July 21, 2006, the closing date of the Public Offering, for office space and general and administrative expenses, and terminating upon the date the Company either consummates a business combination or liquidates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under Item 1A “Risk Factors” in our final prospectus dated July 18, 2006, as amended, relating to the Public Offering, and in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Overview

We were formed on August 11, 2005 to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses that supports the process of bringing energy, in the form of crude oil, natural and liquefied petroleum gas, and refined and specialized products (such as petrochemicals), from production to final consumption throughout the world. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of the amount in the Trust Account (excluding any funds held for the benefit of the underwriters and Maxim Group LLC) at the time of such acquisition. We intend to utilize cash derived from the proceeds of our recently completed initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

On July 17, 2006, we sold 825,398 units in a Regulation S private placement to Energy Corp., a corporation formed under the laws of the Cayman Islands, which is controlled by our President and Chief Operating Officer. On July 21, 2006, we consummated our initial public offering of 20,250,000 units. Each unit in the private placement and the public offering consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $8.00. Prior to the closing of the initial public offering Robert Ventures Limited, an off-shore company controlled by the our President and Chief Operating Officer made a convertible loan to us in the principal amount of $2,550,000 and our President and Chief Operating Officer made a term loan to us in the principal amount of $475,000.

On July 21, 2006, the closing date of our public offering, $202,500,000 was placed in the Trust Account at Lehman Brothers’ Inc. maintained by Continental Stock Transfer & Trust Company, New York, New York, as trustee. This amount includes the net proceeds of the Offerings, the $2,550,000 convertible loan and the $475,000 term loan, $2,107,540 of contingent underwriting compensation and placement fees, to be paid to the underwriters and Maxim Group LLC, respectively, if and only if, a business combination is consummated, and $412,699 in deferred placement fees to be paid to Maxim Group LLC in connection with the Private Placement. The funds in the Trust Account will be invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Trust Account as part of a plan of dissolution and liquidation approved by the Company’s stockholders.

The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used to finance the operations of the target business. We have agreed with Maxim Group, LLC, the representative of the underwriters, that $3,363,000 of the interest earned on the proceeds being held in the trust account for our benefit (net of taxes payable) will be released to us upon our request, and in such intervals and in such amounts as we desire and are available to fund our working capital. We believe that the working capital available to us, in addition to the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this time, we have estimated that the $3,363,000 of working capital and reserves shall be allocated as follows: finders’ fees, consulting fees or other similar compensation, potential deposits, down payments, franchise taxes or funding of a “no-shop” provision with respect to a particular business combination and the costs of dissolution, if any (which we currently estimate to be approximately $50,000 to $75,000), of approximately $950,300. In addition, we anticipate paying $180,000 for administrative services and support payable to an unaffiliated third party (up to $7,500 per month for 24 months), $800,000 for legal, accounting and other expenses attendant to the structuring and negotiation of a business combination, $250,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, $620,000 for due diligence, identification and research of prospective target business and reimbursement of out of pocket due diligence expenses to management, approximately $150,000 for director and officer liability insurance premiums and $412,699 for placement fees to Maxim Group LLC related to the Regulation S private placement. In addition, additional interest earned on the proceeds held in trust will be allocated to make quarterly interest payments aggregating $153,000 on the $2,550,000 convertible loan and to repay the $475,000 term loan. Such accrued interest shall be applied to repay the principal of the convertible loan on the earlier of our dissolution and liquidation or a business combination to the extent such loan has not been converted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust account have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2006, was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 17, 2006, we sold 825,398 units in a Private Placement to Energy Corp., a corporation formed under the laws of the Cayman Islands, which is controlled by our President and Chief Operating Officer. The units were sold at a purchase price of $10.00 per unit, generating gross proceeds of $8,253,980. On July 21, 2006, we consummated our initial public offering of 20,250,000 units. Each unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $8.00. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $202,500,000. Maxim Group LLC acted as lead underwriter. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-131648). The Securities and Exchange Commission declared the registration statement effective on July 17, 2006. Prior to the closing of the initial public offering Robert Ventures Limited, an off-shore company controlled by the our President and Chief Operating Officer made a convertible loan to us in the principal amount of $2,550,000 and our President and Chief Operating Officer made a term loan to us in the principal amount of $475,000.

We incurred a total of $12,150,000 in underwriting discounts and commissions, $495,239 in placement fees and $1,293,315 of expenses related to the public offering and private placement.

After deducting the underwriting discounts and commissions, the placement fee and the offering expenses (excluding $3,020,239 in underwriting discounts, commissions and placement fees for which the payment was deferred), the total net proceeds to us from the offering, the private placement and the loans was $203,367,694. Of the proceeds, $202,500,000 is being held in a trust account and invested until the earlier of (i) the consummation of the first business combination or (ii) the distribution of the trust account as described below. The amount in the Trust Account includes $2,025,000 of contingent underwriting compensation and $82,540 of contingent private placement fees which will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. $300,000 of the net proceeds were used to repay debt to Mr. Sagredos for a loan used to cover expenses related to the public offering. $12,600 was used to pay accrued offering costs and fees. The remaining proceeds in the amount of $555,094 may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of the Chief Financial Officer and (Principal Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1
Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer) pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY INFRASTRUCTURE ACQUISITION CORP.

August 31, 2006	By:	/s/ Arie Silverberg
Arie Silverberg
Chief Executive Officer