Form 10-Q
period 2006-09-30
Energy Infrastructure Acquisition Corp.
filed 2006-11-20
CIK 1350886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to______ .

Commission File Number: 001-32685

Energy Infrastructure Acquisition Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3521405
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Suite 1300, 1105 North Market Street
Wilmington, Delaware 19899
(Address of Principal Executive Offices including Zip Code)

(302) 655-1771
(Registrant’s Telephone Number, Including Area Code)

641 Fifth Avenue, New York, New York 10022
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ð☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 27,221,747 shares of the Registrant’s common stock issued and outstanding as of November 16, 2006.

Energy Infrastructure Acquisition Corp. Index to Form 10-Q

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	December 31, 2005	September 30, 2006
		(Unaudited)
ASSETS
Current assets:
Cash	$201,781	$268,008
Money market funds - held in trust	---	210,211,667
Prepaid expenses	---	154,923
Attorney trust account	25,000	---
Total current assets	226,781	210,634,598
Deferred offering costs	148,295	---
Total assets	$375,076	$210,634,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$49,205	$152,096
Accrued offering costs and placement fees	---	2,770,239
Deferred interest on funds held in trust	---	432,972
Accrued interest payable to stockholder	2,750	30,993
Due to stockholder	---	193,188
Note payable to stockholder	300,000	---
Term loan payable to stockholder	---	475,000
Convertible loans payable to stockholder	---	2,685,000
Total liabilities	351,955	6,739,488

Common stock subject to possible redemption - 6,522,945 shares at redemption value	---	64,597,399

Commitments

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized - 1,000,000 shares; issued - none	---	---
Common stock, $0.0001 par value; authorized - 89,000,000 shares; issued and outstanding - 5,831,349 shares at December 31, 2005, and 27,221,747 shares, inclusive of 6,522,945 shares subject to possible redemption, at September 30, 2006	583	2,722
Paid-in capital in excess of par	24,417	141,019,670
Deficit accumulated during the development stage	(1,879)	(1,724,681)
Total stockholders’ equity	23,121	139,297,711
Total liabilities and stockholders’ equity	$375,076	$210,634,598

See accompanying notes to unaudited condensed financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006	Period from August 11, 2005 (Inception) to September 30, 2005	Period from August 11, 2005 (Inception) to September 30, 2006 (Cumulative)

Operating expenses, including stock-based compensation to management of $2,424,854 for the three months and nine months ended September 30, 2006, and the period from August 11, 2005 (Inception) to September 30, 2006 (cumulative)	$(2,617,413)	$(2,630,499)	$(910)	$(2,631,410)
Interest income	934,874	935,940	---	937,721
Interest expense - stockholder	(22,291)	(28,243)	---	(30,992)
Net loss	$(1,704,830)	$(1,722,802)	$(910)	$(1,724,681)
Net loss per common share - basic and diluted	$(0.08)	$(0.15)	$(0.00)	$(0.18)
Weighted average number of common shares outstanding -basic and diluted	22,270,845	11,371,399	5,831,349	9,467,007

See accompanying notes to unaudited condensed financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

							(Deficit)
					Paid-in		Accumulated
					Capital		During the		Total
	Common Stock				in Excess		Development		Stockholders’
	Shares		Amount		of Par		Stage		Equity

Balance, August 11, 2005 (Inception)	---	$	---	$	---	$	---	$	---
Sale of shares to founding stockholders at $0.0043 per share	5,831,349		583		24,417		---		25,000
Net loss for the period ended December 31, 2005	---		---		---		(1,879)		(1,879)
Balance, December 31, 2005	5,831,349		583		24,417		(1,879)		23,121
Unaudited:
Net loss for the three months ended March 31, 2006	---		---		---		(4,160)		(4,160)
Balance, March 31, 2006	5,831,349		583		24,417		(6,039)		18,961
Net loss for the three months ended June 30, 2006	---		---		---		(13,812)		(13,812)
Balance, June 30, 2006	5,831,349		583		24,417		(19,851)		5,149
Shares surrendered and cancelled	(562,500)		(56)		56		---		---
Shares issued in private placement and public offering, net of offering costs	21,750,398		2,175		203,167,762		---		203,169,937
Shares issued to underwriter	202,500		20		(20)		---		---
Shares reclassified to “Common stock subject to possible redemption”	---		---		(64,597,399)		---		(64,597,399)
Stock-based compensation	---		---		2,424,854		---		2,424,854
Net loss for the three months ended September 30, 2006	---		---		---		(1,704,830)		(1,704,830)
Balance, September 30, 2006	27,221,747		$2,722		$141,019,670		$(1,724,681)		$139,297,711

See accompanying notes to unaudited condensed financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30, 2006		Period from August 11, 2005 (Inception) to September 30, 2005		Period from August 11, 2005 (Inception) to September 30, 2006 (Cumulative)

Cash flows from operating activities
Net loss		$(1,722,802)		$(910)		$(1,724,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation		2,424,854		---		2,424,854
Increase in -
Interest earned on funds held in trust		(1,361,667)		---		(1,361,667)
Prepaid expenses		(154,923)		---		(154,923)
Accounts payable and accrued expenses		151,186		910		152,096
Deferred interest on funds held in trust		432,972		---		432,972
Accrued interest payable to stockholder		28,243		---		30,993
Net cash used in operating activities		(202,137)		---		(200,356)

Cash flows from investing activities
Payments to trust account		(209,250,000)		---		(209,250,000)
Withdrawals from trust account		400,000		---		400,000
Net cash used in investing activities		(208,850,000)		---		(208,850,000)

Cash flows from financing activities
Proceeds from initial sale of common stock		---		---		25,000
Gross proceeds from private placement		8,253,980		---		8,253,980
Gross proceeds from public offering		209,050,000		---		209,050,000
Payments of offering costs		(11,263,804)		---		(11,363,804)
Proceeds from stockholder loans		3,160,000		---		3,460,000
Repayment of stockholder loans		(300,000)		---		(300,000)
Advances from stockholder, net		218,188		---		193,188
Net cash provided by financing activities		209,118,364		---		209,318,364

Net increase in cash		66,227		---		268,008
Cash at beginning of period		201,781		---		---
Cash at end of period		$268,008	$	---		$268,008

Supplemental disclosure of non-cash financing activity:
Increase in accrued offering costs and placement fees		$2,770,239	$	---		$2,770,239
Founders’ obligation for stock issued	$	---		$25,000	$	---

See accompanying notes to unaudited condensed financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
December 31, 2005 and September 30, 2006

1. Basis of Presentation

The financial statements of Energy Infrastructure Acquisition Corp. (the “Company”) at September 30, 2006, for the three months and nine months ended September 30, 2006, for the period from August 11, 2005 (Inception) to September 30, 2005 and for the period from August 11, 2005 (Inception) to September 30, 2006 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2006 and the results of its operations and its cash flows for the three months and nine months ended September 30, 2006, for the period from August 11, 2005 (Inception) to September 30, 2005 and for the period from August 11, 2005 (Inception) to September 30, 2006 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. Comparative financial statements for the period ended September 30, 2005 reflect the results of operations and cash flows for the period August 11, 2005 (Inception) to September 30, 2005. The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Current Reports Form 8-K, as filed with the U.S. Securities and Exchange Commission on July 28, 2006 and September 6, 2006.

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

At September 30, 2006, the Company had not yet commenced any business operations and is therefore considered a “corporation in the development stage”. All activity through September 30, 2006 relates to the Company’s formation and the public offering, as described below. The Company has selected December 31 as its fiscal year-end.

The Company’s ability to commence operations was contingent upon obtaining adequate financial resources through a private placement in accordance with Regulation S under the Securities Act of 1933, as amended (the “Private Placement”), a public offering (the “Public Offering”, and together with the Private Placement, the “Offerings”) and a loan from an off-shore company controlled by the Company’s President and Chief Operating Officer, all of which were completed by August 31, 2006. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offerings, although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a business combination with an operating company. As used herein, a “target business” shall include one or more operating businesses that supports the process of bringing energy, in the form of crude oil, natural and liquefied petroleum gas, and refined and specialized products (such as petrochemicals), from production to final consumption throughout the world, and a “business combination” shall mean the acquisition by the Company of such a target business. There can be no assurances that the Company will be able to successfully effect a business combination.

On July 21, 2006, the closing date of the Public Offering, $202,500,000 was placed in a trust account at Lehman Brothers’ Inc. maintained by Continental Stock Transfer & Trust Company, New York, New York, as trustee (“Trust Account”). This amount includes the net proceeds of the Offerings, a convertible loan in the principal amount of $2,550,000 made prior to the consummation of the Public Offering by Robert Ventures Limited, an off-shore company controlled by the Company’s President and Chief Operating Officer, a term loan in the principal amount of $475,000 made prior to the consummation of the Public Offering by the Company’s President and Chief Operating Officer, $2,107,540 of contingent underwriting compensation and placement fees (the “Discount”), to be paid to the underwriters and Maxim Group LLC, respectively, if and only if, a business combination is consummated, and $412,699 in deferred placement fees to be paid to Maxim Group LLC in connection with the Regulation S private placement. The funds in the Trust Account will be invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Trust Account as part of a plan of dissolution and liquidation approved by the Company’s stockholders.

In addition to the contingent and/or deferred underwriting compensation and placement fees of $2,520,239 held in trust and described above, the Company was obliged to pay the underwriters an additional underwriting fee of $500,000 deferred until the consummation of a business combination. Pursuant to an amendment to the Underwriting Agreement effective as of September 30, 2006, the underwriters agreed to reduce from $500,000 to $250,000 the Company’s obligation to pay the underwriters such additional deferred compensation.

On August 31, 2006, the underwriters of the Company’s public offering exercised their option to purchase an additional 675,000 units to cover over-allotments. An additional $6,750,000 was placed in the Trust Account, bringing the total amount in the Trust Account to $209,250,000. This additional amount includes $6,615,000, representing the net proceeds of the over-allotment, and an additional convertible loan made to the Company by Robert Ventures Limited in the amount of $135,000.

During the three months ended September 30, 2006, the Company reimbursed certain of its officers and directors deferred offering costs aggregating $286,102.

The Company will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that the Company’s capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used to finance the operations of the target business. Pursuant to an agreement with Maxim Group, LLC, the representative of the underwriters, approximately $3,430,000 of the interest earned on the proceeds being held in the trust account for the Company’s benefit (net of taxes payable) will be released to the Company upon request, and in such intervals and in such amounts as desired and are available to fund the Company’s working capital. Management believes that the working capital available, in addition to the funds available outside of the trust account will be sufficient to allow the Company to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this time, the Company has estimated that the $3,430,000 shall be allocated approximately as follows: $1,017,301 for working capital and reserves (including finders’ fees, consulting fees or other similar compensation, potential deposits, down payments, franchise taxes or funding of a “no-shop” provision with respect to a particular business combination and the costs of dissolution, if any); $7,500 per month in connection with a consulting agreement entered into on October 16, 2006; $800,000 for legal, accounting and other expenses attendant to the structuring and negotiation of a business combination; $250,000 with respect to legal and accounting fees relating to the Company’s SEC reporting obligations; $620,000 for due diligence, identification and research of prospective target business and reimbursement of out of pocket due diligence expenses to management; $150,000 for director and officer liability insurance premiums; and $412,699 for placement fees to Maxim Group LLC related to the Regulation S private placement. In addition, additional interest earned on the proceeds held in trust will be allocated (i) to make quarterly interest payments aggregating approximately $215,000 on the $2,550,000 convertible loan and the $135,000 convertible loan and (ii) to repay the $475,000 term loan. Accrued interest shall also be applied to repay the principal of the convertible loan on the earlier of the Company’s dissolution and liquidation or a business combination to the extent such loan has not been converted.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that public stockholders owning 30% or more of the outstanding stock sold in the Offerings vote against the business combination and elect to have the Company redeem their shares for cash, the business combination will not be consummated. All of the Company’s stockholders prior to the Offerings, including all of the officers and directors of the Company (the “Initial Stockholders”), have agreed to vote their 5,268,849 founding shares of common stock in accordance with the vote of the majority of shares purchased in the Offerings with respect to any business combination and to vote any shares they acquire in the Offerings, or in the aftermarket, in favor of the business combination. After consummation of the Company’s first business combination, all of these voting safeguards will no longer be applicable.

With respect to the first business combination that is approved and consummated, any holder of shares sold in the Public Offering (the “Public Stockholders”), who votes against the business combination, may demand that the Company redeem their shares. The per share redemption price will equal $10.00 per share (inclusive of a pro rata portion of the Discount ($0.10 per share)) and interest earned thereon, subject to certain reductions. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares sold in the Offerings may seek redemption of their shares in the event of a business combination.

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

Income Taxes

As of September 30, 2006, the Company recorded a deferred income tax asset of $77,697 for the tax effect of temporary differences, aggregating $228,522. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance.

The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

Share-Based Payments

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS 123R”). SFAS 123R requires all share-based payments, including grants of employee stock options to employees to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123R effective January 1, 2006. The impact of SFAS 123R on the Company’s financial statements subsequent to July 21, 2006 is discussed at Note 3.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a formal framework for measuring fair value under GAAP. SFAS 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect FIN 48 will have a material effect on our financial condition or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

Loss per Common Share

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share are the same for all periods presented because all warrants, stock options and convertible loans outstanding are anti-dilutive.

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

On August 31, 2006, the underwriters of the Public Offering exercised their option to purchase an additional 675,000 units to cover over-allotments.

The common stock and warrants included in the units began to trade separately on October 4, 2006, and trading in the units ceased on such date.

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

On July 18, 2006, the Company rescinded all prior agreements to grant stock options to each of Messrs. Sagredos and Theotokis. Such agreements were to be effective on the closing date of the Public Offering. Also on July 18, 2006, the Company authorized the grant to Mr. Sagredos on the closing date of the Public Offering, of an option to purchase an aggregate of 2,688,750 shares of common stock, at an exercise price of $0.01 per share, with the option exercisable in four quarterly installments of 672,187 options on each of the first three quarterly installment dates and 672,189 options on the fourth quarterly installment date, with the first installment vesting on the date of expiration of the three-month period immediately following the consummation of a business combination, and with the vesting of such options contingent upon Mr. Sagredos being an officer of the Company on each respective vesting date. The Company also approved the grant to Mr. Theotokis on the closing date of the Public Offering, an option to purchase an aggregate of 896,250 shares of Common Stock, at an exercise price of $0.01 per share, with such option exercisable in four quarterly installments of 224,062 options on each of the first three quarterly installment dates and 224,064 options on the fourth quarterly installment date, with the first installment vesting on the date of expiration of the three-month period immediately following the consummation of a business combination, subject to Mr. Theotokis being an officer the Company on each respective vesting date. The options granted to Messrs. Sagredos and Theotokis are exerciseable for a term of five years after the vesting date.

Because the grant of the options is deemed to be stock-based compensation, commencing on the date of grant (which occurred at the closing of the Public Offering), pursuant to SFAS 123R, the Company is required to record a charge to earnings in an amount equal to the fair value of such options, which the Company has estimated using the Black-Scholes option-pricing model, to be an aggregate of approximately $35,000,000. In valuing the options, the Company did not consider it necessary to evaluate possible variations in volatility, since, due to the large spread between the strike price and the fair value of the underlying stock, the Black-Scholes formula yields a value capped at the fair value of the underlying share. In accounting for the options, the Company considers the consummation of a business combination to be a performance condition that is expected to be met. As a result of including the two-year period that the Company has to effect a business combination and the one-year vesting period of the options, the Company expects that the charge to earnings with respect to each quarterly installment will be amortized over a maximum period of 36 months, which is the implicit service period. Accordingly, on an aggregate basis, assuming the 36 month amortization period following the closing of the Public Offering, as a result of the grant of such options, the Company will charge approximately $2,910,000 to earnings during each fiscal quarter. In the event that the Company consummates a business combination in less than two years from the closing date of the Public Offering, the above amortization schedule would be accelerated and the Company therefore would record an increased charge to operations through such date based on the revised estimate of the implicit service period.

4. Money Market Funds - Held in Trust

Money market funds - held in trust at September 30, 2006 consist of Lehman Bros Municipal Money Fund Tax Free Money Fund of $70,466,490, including accrued interest of $195,452, and Money Market Obligations Trust Tax Free Obligations of $139,745,177, including accrued interest of $382,559, with coupon rates of 3.55% and 3.548%, respectively, at September 30, 2006.

5. Notes Payable to Stockholder

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

On July 17, 2006, Robert Ventures Limited, an off-shore company controlled by Mr. Sagredos, loaned $2,550,000 to the Company in the form of a convertible note. Such loan bears interest at a per annum rate equivalent to the per annum interest rate applied to funds held in the Trust Account during the quarterly period covered by such interest payment (average 3.418% during the quarter ended September 30, 2006). The Company is obligated to make quarterly interest payments on such loan following the expiration of the first full quarter after the date that it has drawn down at least $1,000,000 from accrued interest on the Trust Account to fund its working capital requirements. Such loan is due the earlier of the Company’s liquidation or the consummation of a business combination. The holder of the loan has the option to convert all of the principal of such indebtedness into units that are identical to the units offered in the Public Offering, at a conversion price of $10.00 a unit, commencing 2 days following the date the Company files a preliminary proxy statement with respect to a proposed business combination. In the event that the holder of the convertible loan elects to convert the full amount of the loan, it will receive 255,000 units which, upon separation of the units would result in the holder having an additional 255,000 shares of common stock and 255,000 warrants.

On August 31, 2006, in connection with the underwriters' exercise of their option to purchase an additional 675,000 units to cover over-allotments, Roberts Ventures Limited loaned an additional $135,000 to the Company in the form of a convertible loan under the same terms and conditions as described above. In the event that the holder of the additional convertible loan elects to convert the full amount of the loan, it will receive an additional 13,500 units which, upon separation of the units would result in the holder having an additional 13,500 shares of common stock and 13,500 warrants.

On July 17, 2006, Mr. Sagredos also loaned $475,000 to the Company. Such loan bears interest at a per annum interest rate equivalent to the per annum interest rate applied to the funds held in the Trust Account during the same period that such loan is outstanding (average 3.418% during the quarter ended September 30, 2006). The Company is obligated to repay the principal and accrued interest on such loan following the earlier of (i) the expiration of the second full quarter after the date that it has drawn down at least $1,000,000 from accrued interest on the Trust Account to fund its working capital requirements, (ii) the consummation of a business combination by the Company, or (iii) the Company’s dissolution and liquidation.

6. Common Stock

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

7. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

8. Commitments

The Company will not proceed with a business combination if Public Stockholders owning 30% or more of the shares sold in the Private Placement and Public Offering vote against the business combination and exercise their redemption rights. Accordingly, the Company may effect a business combination if Public Stockholders owning up to approximately 29.99% of the aggregate shares sold in the Private Placement and Public Offering exercise their redemption rights. If this occurred, the Company would be required to redeem for cash up to approximately 29.99% of the 21,750,398 shares of common stock included in the units, or 6,522,945 shares of common stock, at an expected initial per-share redemption price of $10.00, plus a pro rata share of the accrued interest earned on the trust account (net of (i) taxes payable on interest earned, (ii) up to $3,430,111 of interest income released to the Company to fund its working capital, (iii) payment of quarterly interest payments on the convertible loan and repayment of the convertible loan upon the earlier to occur of the Company’s dissolution and liquidation or a business combination, if not converted, and (iv) repayment of the term loan, plus accrued interest), including a pro rata share of the accrued interest earned on the underwriters’ contingent compensation. However, the ability of stockholders to receive $10.00 per unit is subject to any valid claims by the Company’s creditors which are not covered by amounts held in the trust account or the indemnities provided by the Company’s officers and directors. The expected redemption price per share is greater than each stockholder’s initial pro rata share of the trust account of approximately $9.90. Of the excess redemption price, approximately $0.10 per share represents a portion of the underwriters’ contingent fee, which they have agreed to forego for each share that is redeemed. Accordingly, the total contingent underwriting compensation payable to the underwriters in the event of a business combination will be reduced by approximately $0.10 for each share that is redeemed. The balance will be paid from proceeds held in the trust account, which are payable to the Company upon consummation of a business combination. In order to partially offset the resulting dilution to non-redeeming stockholders, management has agreed to surrender shares to the Company (at an assumed value of $10.00 per share) for cancellation, up to a maximum of 270,000 shares. Even if less than 30% of the stockholders exercise their redemption rights, the Company may be unable to consummate a business combination if such redemption leaves the Company with funds representing less than a fair market value at least equal to 80% of the amount in the trust account (excluding any funds held for the benefit of the underwriters and Maxim Group LLC) at the time of such acquisition, which amount is required as a condition to the consummation of the Company’s initial business combination, and the Company may be forced to find additional financing to consummate such a business combination, consummate a different business combination or liquidate.

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

As of October 1, 2006, the Company terminated its Administrative Services Agreement with an unaffiliated third party, in connection with which the Company paid $7,500 per month commencing July 21, 2006, the closing date of the Public Offering, for office space and general and administrative expenses, and entered into a Consulting Agreement with the same party providing for the same monthly fees of $7,500, for a term concluding on the consummation of a business combination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

We incurred a net loss of $1,704,830 for the three months ended September 30, 2006. The net loss consisted of $2,617,413 of operating expenses and $22,291 of interest expense, reduced by interest income of $934,874. Operating expenses of $2,617,413 consisted of consulting and professional fees of $71,670, stock-based compensation of $2,424,854, insurance expense of $6,302, rental expense of $17,419, travel expense of $66,917, and other operating costs of $30,251.

We incurred a net loss of $1,722,802 for the nine months ended September 30, 2006. The net loss consisted of $2,630,499 of operating expenses and $28,243 of interest expense, reduced by interest income of $935,940. Operating expenses of $2,630,499 consisted of consulting and professional fees of $83,320, stock-based compensation of $2,424,854, franchise taxes of $2,250, insurance expense of $6,302, rental expense of $17,419, travel expense of $66,917, and other operating costs of $29,437.

The trust account earned interest of $1,361,667 during the three months and nine months ended September 30, 2006, including $432,972 of interest income attributable to common stock subject to possible redemption.

Until we enter into a business combination, we will not generate operating revenues. We had no funds in trust as of September 30, 2005.

For the period from August 11, 2005 (inception) to September 30, 2005, we incurred operating expenses of $910, which consisted of formation costs.

For the period from August 11, 2005 (inception) through September 30, 2006 (cumulative), we incurred a net loss of $1,724,681.

Liquidity and Capital Resources

On July 17, 2006, we sold 825,398 units in a Regulation S private placement to Energy Corp., a corporation formed under the laws of the Cayman Islands, which is controlled by our President and Chief Operating Officer. On July 21, 2006, we consummated our initial public offering of 20,250,000 units. Each unit in the private placement and the public offering consists of one share of common stock and one redeemable common stock purchase warrant. The common stock and warrants included in the units began to trade separately on October 4, 2006, and trading in the units ceased on such date. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $8.00. Prior to the closing of the initial public offering Robert Ventures Limited, an off-shore company controlled by the our President and Chief Operating Officer made a convertible loan to us in the principal amount of $2,550,000 and our President and Chief Operating Officer made a term loan to us in the principal amount of $475,000.

On July 21, 2006, the closing date of our public offering, $202,500,000 was placed in the Trust Account at Lehman Brothers’ Inc. maintained by Continental Stock Transfer & Trust Company, New York, New York, as trustee. This amount includes the net proceeds of the Offerings, the $2,550,000 convertible loan and the $475,000 term loan, $2,107,540 of contingent underwriting compensation and placement fees, to be paid to the underwriters and Maxim Group LLC, respectively, if and only if, a business combination is consummated, and $412,699 in deferred placement fees to be paid to Maxim Group LLC in connection with the Private Placement. The funds in the Trust Account will be invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Trust Account as part of a plan of dissolution and liquidation approved by the Company’s stockholders

On August 31, 2006, the underwriters of our public offering exercised their option to purchase an additional 675,000 units to cover over-allotments. An additional $6,750,000 was placed in the Trust Account, bringing the total amount in the Trust Account to $209,250,000. This additional amount includes, $6,615,000, representing the net proceeds of the over-allotment, and an additional convertible loan made to us by Robert Ventures Limited in the amount of $135,000.

We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used to finance the operations of the target business. We have agreed with Maxim Group, LLC, the representative of the underwriters, that approximately $3,430,000 of the interest earned on the proceeds being held in the trust account for our benefit (net of taxes payable) will be released to us upon our request, and in such intervals and in such amounts as we desire and are available to fund our working capital. We believe that the working capital available to us, in addition to the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this time, we have estimated that the $3,430,000 shall be allocated approximately as follows: $1,017,301 for working capital and reserves (including finders’ fees, consulting fees or other similar compensation, potential deposits, down payments, franchise taxes or funding of a “no-shop” provision with respect to a particular business combination and the costs of dissolution, if any); $7,500 per month in connection with a consulting agreement we entered into on October 16, 2006; $800,000 for legal, accounting and other expenses attendant to the structuring and negotiation of a business combination; $250,000 with respect to legal and accounting fees relating to our SEC reporting obligations; $620,000 for due diligence, identification and research of prospective target business and reimbursement of out of pocket due diligence expenses to management; $150,000 for director and officer liability insurance premiums; and $412,699 for placement fees to Maxim Group LLC related to the Regulation S private placement. In addition, additional interest earned on the proceeds held in trust will be allocated (i) to make quarterly interest payments aggregating approximately $215,000 on the $2,550,000 convertible loan and the $135,000 convertible loan and (ii) to repay the $475,000 term loan. Accrued interest shall also be applied to repay the principal of the convertible loan on the earlier of our dissolution and liquidation or a business combination to the extent such loan has not been converted.

In addition to the above described allocation of interest accrued on the trust account, at September 30, 2006 we had funds aggregating $268,000 held outside of the trust account.

Pursuant to an amendment to the Underwriting Agreement effective as of September 30, 2006, Maxim Group LLC, as representative of the underwriters, agreed to reduce the Company’s obligation to pay the underwriters such deferred compensation from $500,000 to $250,000. In connection with such amendment, the Company recorded a credit to additional paid in capital in the amount of $250,000 during the quarter ended September 30, 2006.

During the quarter ended September 30, 2006, we reimbursed certain of our officers and directors deferred offering costs aggregating approximately $286,102. As of October 1, 2006, we terminated our Administrative Services Agreement within an unaffiliated third party, in connection with which we paid $7,500 per month, and entered into a Consulting Agreement with the same party providing for the same monthly fees of $7,500, for a term concluding on the consummation of a business combination.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2006, was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 17, 2006, we sold 825,398 units in a Private Placement to Energy Corp., a corporation formed under the laws of the Cayman Islands, which is controlled by our President and Chief Operating Officer. The units were sold at a purchase price of $10.00 per unit, generating gross proceeds of $8,253,980. On July 21, 2006, we consummated our initial public offering of 20,250,000 units and on August 31, 2006, the underwriters of our public offering exercised their option to purchase an additional 675,000 units to cover over-allotments. Each unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $8.00. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $209,250,000. Maxim Group LLC acted as lead underwriter. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-131648). The Securities and Exchange Commission declared the registration statement effective on July 17, 2006. Prior to the closing of the initial public offering Robert Ventures Limited, an off-shore company controlled by the our President and Chief Operating Officer made a convertible loan to us in the principal amount of $2,550,000 and our President and Chief Operating Officer made a term loan to us in the principal amount of $475,000. On August 31, 2006, Robert Ventures Limited made an additional convertible loan to us in the amount of $135,000.

We incurred a total of $12,035,000 in underwriting discounts and commissions, $495,239 in placement fees and $1,603,804 of expenses related to the public offering (including the over-allotment) and private placement.

After deducting the underwriting discounts and commissions, the placement fee and the offering expenses (excluding $2,770,239 in underwriting discounts, commissions and placement fees for which the payment was deferred), the total net proceeds to us from the offering, the private placement and the loans was $209,300,176. Of the proceeds, $209,250,000 is being held in a trust account and invested until the earlier of (i) the consummation of the first business combination or (ii) the distribution of the trust account as described below. The amount in the Trust Account includes $2,025,000 of contingent underwriting compensation and $82,540 of contingent private placement fees which will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. $300,000 of the net proceeds were used to repay debt to Mr. Sagredos for a loan used to cover expenses related to the public offering. $12,600 was used to pay accrued offering costs and fees. The remaining proceeds in the amount of $109,605 may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

ENERGY INFRASTRUCTURE ACQUISITION CORP.

November 20, 2006	By:	/s/ Arie Silverberg
Arie Silverberg
Chief Executive Officer