Form 10-K
period 2006-12-31
Energy Infrastructure Acquisition Corp.
filed 2007-03-30
CIK 1350886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No.: 001-32941

Energy Infrastructure Acquisition Corp.

Name of issuer as specified in its charter)

Delaware	20-3521405

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 1300
1105 North Market Street
Wilmington, Delaware 19899
(address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (302) 655-1771

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value
(Title of Class)

Common Stock Purchase Warrants
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer was $197,741,250 based upon the closing price of Issuer's Common Stock, $.0001 par value, as of December 29, 2006. This date was used because the Issuer’s common stock was not publicly traded at the end of its most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 27,221,747 at March 18, 2007.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

TABLE OF CONTENTS

Part I
1	.	Business	4
1	A.	Risk Factors	17
2	.	Properties	31
3	.	Legal Proceedings	32
4	.	Submission of Matters to a Vote of Security Holders	32

Part II

5	.	Market for Registrant’s Common Equity, Related Stockholder Matters
		and Issuer Purchases of Equity Securities	33
6	.	Selected Financial Data	35
7	.	Management's Discussion and Analysis of Financial Condition and Result
		of Operations	35
7	A.	Quantitative and Qualitative Disclosures About Market Risks	36
8	.	Financial Statements and Supplementary Data	37
9	.	Changes In and Disagreements With Accountants on Accounting and
		Financial Disclosure	38
9	A.	Controls and Procedures	38
9	B.	Other Information	38

Part III

10	.	Directors and Executive Officers of the Registrant	38
11	.	Executive Compensation	42
12	.	Security Ownership of Certain Beneficial Owners and Management
		and Related Stockholder Matters	43
13	.	Certain Relationships and Related Transactions	45
14	.	Principal Accountant Fees and Services	47
		Part IV
15	.	Exhibits and Financial Statement Schedules	48

Item 1. Business

Overview

We are a Business Combination Company™, or BCC™ organized under the laws of the State of Delaware on August 11, 2005. We were formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses that supports the process of bringing energy, in the form of crude oil, natural and liquefied petroleum gas, and refined and specialized products (such as petrochemicals), from production to final consumption throughout the world.

On July 17, 2006, Energy Corp., an off-shore company controlled by George Sagredos, our President and Chief Operating Officer, purchased 825,398 units of the Company at $10.00 per unit in a private placement pursuant to Regulation S under the Securities Act of 1933, as amended, for an aggregate purchase price of $8,253,980.

On July 21, 2006, we consummated our initial public offering of 20,250,000 units with each unit consisting of one share of our common stock and one warrant. Each warrant entitles the holder to purchase one share of our common stock at an exercise price of $8.00 per share. The units sold in our initial public offering were sold at an offering price of $10.00 per unit, generating gross proceeds of $202,500,000. On August 31, 2006 the underwriters of our initial public offering exercised their over allotment option to purchase an additional 675,000 units, generating an additional $6,750,000 in gross proceeds. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the private placement and the offering were $203,194,775. Such net proceeds, plus certain deferred offering costs and placement fees and stockholder loans totaled $209,250,000, which was deposited into a trust account. The net proceeds deposited into the trust fund remain on deposit in the trust account earning interest. As of December 31, 2006, there was $211,414,806 held in the trust fund, consisting of $2,164,800 interest accrued. Pursuant to the Trust Agreement between Continental Stock Transfer & Trust Company and us, we are entitled to draw up to $3,430,111 of interest earned on the proceeds held in the trust account to fund our working capital requirements. Through December 31, 2006, we drew an aggregate of $1,000,000 of interest earned through such date.

We believe that the demand for energy in today’s global economy presents opportunities for consolidation and growth. Before the marketplace can consume energy, it must be produced, transported, stored, refined and then ultimately distributed. Additionally, each of these links within the energy chain, specifically, production, refining, terminalling and transportation, is typically fragmented, which our management believes represents a favorable opportunity to consummate a business combination within the three identified groups of target companies listed below. They include businesses that provide the following services:

•	refining/petrochemical plants that convert crude oil into products for consumption in the marketplace;
•	terminalling facilities, on land or at sea, that are used to accumulate, store and distribute various forms of energy and/or petrochemical products; and
•	transportation of crude oil, gas or refined products by sea going tanker vessels.

We believe our investment opportunities would be focused on idle refinery sites over the last decade in key areas of crude oil supply. We believe the main reason for such investments would be to acquire them and refurbish them to operate as modernly operating sites. In addition, we believe an oil terminal with vessel’s access would be advantageous and create better economics and synergies. Furthermore, our investment analysis would include proximity to certain markets for refined oil products consumption or crude supply contracts.

We have not conducted any research with respect to identifying the number and characteristics of the potential acquisition candidates within any segment of the energy chain, or the likelihood or probability of success of any proposed business combination. In addition, we have not compiled a database of entities that are suitable acquisition candidates. We cannot assure you that we will be able to locate a target business meeting the criteria described above in these segments or that we will be able to engage in a business combination with a target business on favorable terms.

Overview of Refining/Petrochemical Sector

Oil refining is the process of separating hydrocarbon atoms present in crude oil and converting them into marketable finished petroleum products, such as gasoline and diesel fuel. Crude oil is commonly referred to in terms of ‘heavy’ or ‘light’ and ‘sweet’ or ‘sour’. The more viscous crudes are ‘heavier,’ and those with a higher sulphur content are called ‘sour’ (as opposed to low-sulfur ‘sweet’ crude). The heavier and more sour the crude, the more difficult, time consuming and expensive it is to turn it into usable refined products.

Demand and consumption for crude oil has increased significantly over the past decade due to increased cross-border trade, which has lead to growth in the global economy. As worldwide crude oil demand has surged, production from OPEC and other oil producing nations has increased. Crude oil that is extracted from these producing nations tends to be sour crude and thus more expensive and time consuming to refine. New environmental regulations requiring lower sulfur fuel specifications has lead to increased demand for extracting sweet crude oil and further refining sour crude oil to meet these specifications. Increased time spent refining sour crude oil to meet lower sulfur fuel specifications has negatively impacted worldwide refining capacity. Decreased refining capacity due to longer refining times coupled with increased worldwide crude oil demand has created a significant bottleneck in the energy chain.

We believe an opportunity exists to acquire and upgrade existing refineries that will allow us to create additional needed energy supply. The advent of new technology over the past decade will allow us to grow capacity at existing plants more quickly. We plan to target existing businesses in the proximity of emerging and developing markets where the demand for energy is rising. This will allow us to extract value from rendering finished products to markets in most need of energy, thereby reducing transportation costs.

Overview of Terminalling (Storage) Sector

Petroleum terminals are land or sea based facilities that receive, store and re-deliver bulk quantities of crude oil, gasoline and other light petroleum products via pipelines, sea vessels or trucks. These facilities, which are used to store energy before it is refined and distributed to consumers, are a vital link in the energy chain. We believe there are several areas in the world where opportunities to locate and identify potential target businesses in terminalling exist. The acquisition of terminals either close to production or consumption areas creates economies of scale, minimizes transportation costs and enables more efficient distribution of energy to end users. These factors present attractive opportunities for consolidation and growth in the following:

•
areas of great shipping traffic such as Gibraltar and Singapore, where the demand for bunkering (supplying another vessel with fuel) has increased over the years and we believe will continue to increase in the future;

•	areas with numerous small product streams that are accumulated for shipment, such as, the Black Sea, the Baltic Sea, the Arctic and the Caribbean; and
•
areas with poor distribution infrastructure and storage capacities, including a majority of the world’s emerging/developing markets where the demand for energy has left these markets behind other industrial regions, such as South America, India and China.

Overview of Transportation Sector

The transportation of crude oil, gas or refined products by sea going tanker vessels is another important link in the energy chain. Energy must be transported from producing areas to refineries and then onto locations where consumers reside.

The world tanker fleet is divided into two primary categories: crude oil and product tankers. As indicated below, crude oil tankers carry only crude oil and are very large sea vessel while product tankers carry only refined products and are smaller see vessels than crude oil tankers. Tanker charters of wet cargo will typically charter the appropriate sized tanker based on the length of journey, cargo size and port and canal restrictions. Crude oil tankers are typically larger than product tankers. The four major tanker categories with reference to size are:

•
Very Large Crude Carriers, or VLCCs. Tanker vessels that are used to transport crude oil with cargo capacity typically 200,000 to 320,000 dead weight tons, or dwt, that are more than 300 meters in length. VLCCs are highly automated and their advanced computer systems allow for a minimal crew. The majority of the world’s crude oil is transported via VLCCs.

•
Suezmax. Tanker vessels with cargo capacity typically 120,000 to 200,000 dwt. These vessels are used in some of the fastest growing oil producing regions of the world, including the Caspian Sea and West Africa. Suezmax tankers are the largest ships able to transit the Suez Canal with a full payload and are capable of both long and short haul voyages.

•
Aframax. Tanker vessels with cargo capacity typically 80,000 to 120,000 dwt. These tankers carry crude oil and serve various trade routes from short to medium distances mainly in the North Sea and Venezuela. These vessels are able to enter a larger number of ports throughout the world as compared to the larger crude oil tankers.

•
Product. Tanker vessels with cargo capacity typically less than 60,000 dwt. Product tankers are capable of carrying refined petroleum products, such as fuel oils, gasoline and jet fuel, as well as various edible oils, such as vegetable and palm oil.

We believe that the demand for sea going transportation has followed the increased worldwide demand for energy. This demand has created significant opportunities to take advantage of certain sectors where increased vessel production has created oversupply, especially with VLCC’s. It is our view that this oversupply will present an opportunity for us over the next 18 months to target groups of vessels at advantageous values. We believe that oversupply of tankers may present an investment opportunity because it historically contributes to depressing acquisition values. For example, if a tanker fleet is part of an overall investment package, including an oil refinery and terminal, this fleet could most probably be allocated to service the cargo contracts and requirements of the mainstream business we may acquire (refinery/terminal). In other words, it could be used to either transfer the crude oil required for the refinery process or the finished product of the refinery (clean products) or be used as a floating storage facility. In that way, we believe, a low investment cost could be complemented with significant potential operational income. Our management does not intend to manage a tanker fleet themselves. Rather, the day-to-day ship management of any tankers to be acquired in connection with the acquisition of a target business or businesses will be sub-contracted to first class and established operators, whose performance will be supervised by us.

Management and Board Expertise

Our executive officers and directors have extensive experience in the energy industry as managers, principals or directors of worldwide energy companies. In addition, they collectively comprise a formidable pool of expertise covering the key areas of the energy industry, with more than 100 years of total experience in negotiating and structuring transactions in the areas in which we will attempt to compete. Prior to the consummation of a business combination, we intend to leverage the industry experience of our executive officers, including their extensive contacts, relationships and access to acquisition opportunities, by focusing our efforts on identifying a prospective target business or businesses in the energy industry and negotiating the terms of such transaction.

Subsequent to the consummation of a business combination, we believe that the strengths of our management team, particularly their extensive operations experience in the energy industry, will be valuable with respect to operating any business we may acquire.

Regulations

Government Regulation

Government regulation significantly affects the energy industry, including international conventions, national, state and local laws and regulations in force in the countries in which we may operate. Because these laws and regulations are frequently changed and may impose increasingly stricter requirements, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on our proposed business.

Environmental Regulation

We will be subject to numerous national and local environmental laws and regulations relating to our operations and activities. Current and proposed fuel and product specifications under a number of environmental laws could have a significant effect on our profitability. Environmental laws and regulations could also require us to remediate or otherwise redress the effects on the environment of prior disposal or release of chemicals or petroleum substances. Such contingencies may exist for various sites, including storage facilities, refineries, chemicals plants and waste disposal areas. The extent and cost of future environmental restoration, remediation and abatement programs are often inherently difficult to estimate. They depend on the magnitude of any possible contamination, the timing and extent of the corrective actions required and our share of liability relative to that of other solvent responsible parties. Our operations will also be subject to environmental and common law claims for personal injury and property damage caused by the release of chemicals, hazardous materials or petroleum substances.

United States Regulation

The Clean Air Act and its regulations require, among other things, new fuel specifications and sulphur reductions, enhanced monitoring of major sources of specified pollutants; stringent air emission limits and new operating permits for chemical plants, refineries, marine and distribution terminals; and risk management plans for storage of hazardous substances. In addition, the Clean Water Act is designed to protect and enhance the quality of U.S. surface waters by regulating the discharge of wastewater and other discharges from both onshore and offshore operations. Facilities are required to obtain permits for most surface water discharges, install control equipment and implement operational controls and preventative measures, including spill prevention and control plans.

The Resource Conservation and Recovery Act, or RCRA, regulates the storage, handling, treatment, transportation and disposal of hazardous and non-hazardous wastes. It also requires the investigation and remediation of certain locations at a facility where such wastes have been handled, released or disposed of. Our facilities may generate and handle a number of wastes regulated by RCRA that are subject to investigation and corrective action.

Under the Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or Superfund, waste generators, site owners, facility operators and certain other parties are strictly liable for part or all of the cost of addressing sites contaminated by spills or waste disposal regardless of fault or the amount of waste sent to a site. Additionally, each state has laws similar to CERCLA.

The Petroleum Marketing Practices Act, or PMPA, is a federal law that governs the relationship between a refiner and a distributor pursuant to which the refiner permits a distributor to use a trademark in connection with the sale or distribution of motor fuel. The PMPA provides that a refiner may not terminate or fail to renew its distributor contracts unless certain enumerated preconditions or grounds for termination or nonrenewal are met and it also complies with prescribed notice requirements. The PMPA provides that distributors may enforce the provisions of the act through civil actions against the refiner. If we terminate or fail to renew one or more of our distributor contracts in the absence of the specific grounds permitted by the PMPA, or fail to comply with the prescribed notice requirements in effecting a termination or nonrenewal, those distributors may file lawsuits against us to compel continuation of their contracts or to recover damages from us.

In addition, we are regulated under the Oil Pollution Act, which amended the Clean Water Act. Among other requirements, the Oil Pollution Act requires the owner or operator of a tank vessel or facility to maintain an emergency oil response plan to respond to releases of oil or hazardous substances. We have developed and implemented such a plan for each of our facilities covered by the Oil Pollution Act. Also, in case of such releases, the Oil Pollution Act requires responsible parties to pay the resulting removal costs and damages, provides for substantial civil penalties, and authorizes the imposition of criminal and civil sanctions for violations. States where we have operations have similar laws to the Oil Pollution Act. As a result of our operations, spills of oil and other hazardous substances could occur at our facilities.

Other significant legislation includes the Toxic Substances Control Act, which regulates the development, testing, import, export and introduction of new chemical products into commerce; the Occupational Safety and Health Act which imposes workplace safety and health, training and process standards to reduce the risks of chemical exposure and injury to employees; the Emergency Planning and Community Right-to-Know Act, which requires emergency planning and spill notification as well as public disclosure of chemical usage and emissions. In addition, the U.S. Department of Transportation through agencies such as the Office of Pipeline Safety and the Office of Hazardous Materials Safety regulates in a comprehensive manner the transportation of products such as gasoline and chemicals to protect the health and safety of the public.

European Union Regulation

Within the European Union, member states either apply the Directives of the European Commission or enact regulations. By joint agreement, European Union Directives may also be applied within countries outside of Europe.

A European Commission Directive for a system of Integrated Pollution Prevention and Control, or IPPC, was approved in 1996. This system requires the issuance of permits through the application of Best Available Techniques, also know as BAT. In the event that the use of BAT results in the breach of an environmental quality standard, plant emissions must be reduced. The Directive encompasses most activities and processes undertaken by the oil and petrochemical industry within the European Union.

The European Union Large Combustion Plant Directive sets emission limit values for sulphur dioxide, nitrogen oxides and particulates from large combustion plants. It also required phased reductions in emissions from existing large combustion plants. The second important set of air emission regulations that may affect our operations is the Air Quality Framework Directive and its three set of directives on ambient air quality assessment and management, which prescribe, among other things, ambient limit values for sulphur dioxide, oxides of nitrogen, particulate matter, lead, carbon monoxide, ozone, cadmium, arsenic, nickel, mercury and polyaromatic hydrocarbons.

The European Commission’s Clean Air for Europe Program is expected to lead to the publication of a Thematic Strategy on Air Pollution, or TSAP. TSAP will outline the environmental objectives for air quality and measures to be taken to achieve the Commission’s objectives.

In Europe there is no overall soil protection regulation, although proposals on measures may be presented by the European Commission in the near future. Certain individual member states have soil protection policies. Each has its own contaminated land regulations.

The European Commission adopted an official proposal on October 29, 2003 for a future regulation on European Chemical Policy referred to as the Registration, Evaluation and Authorization of Chemicals, or REACH. This proposal is now being discussed by the European Parliament and Council. Although oil and natural gas have been temporarily exempted from the scope under the current proposal, about 30,000 other chemicals will have to be re-registered and evaluated. This could affect our refinery products and chemicals manufactured and imported in the European Union. Local costs could also be associated with further testing, data availability systems, management and administration.

The European Commission adopted a Directive on Environmental Liability on April 21, 2004. The proposal seeks to implement a strict liability approach for damage to biodiversity and services lost from high-risk operations by April 30, 2007. Member states are considering how to implement the regime. Possibilities of damage insurance, increased preventive provisions and injunctive relief to third parties are also possible.

Other environment-related existing regulations which may have an impact on our operations include the Major Hazards Directive which requires emergency planning, public disclosure of emergency plans and ensuring that hazards are assessed, and effective emergency management systems are in place; the Water Framework Directive which includes protection of groundwater; and the Framework Directive on Waste to ensure that waste is recovered or disposed without endangering human health and without using processes or methods which could harm the environment.

Maritime Oil Spill Regulation

The United States Oil Pollution Act of 1990, or OPA, established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all owners and operators whose vessels trade in the United States, its territories and possessions, and those vessels that operate in United States waters, which includes the United States’ territorial sea and its two hundred nautical mile exclusive economic zone.

Under OPA, vessel owners, operators and bareboat charterers are “responsible parties” and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels. OPA defines these other damages broadly to include:

•	natural resources damages and the costs of assessment thereof;
•	real and personal property damages;
•	net loss of taxes, royalties, rents, fees and other lost revenues;
•	lost profits or impairment of earning capacity due to property or natural resources damage; and
•	net cost of public services necessitated by a spill response, such as protection from fire, safety or health hazards, and loss of subsistence use of natural resources.

OPA specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for oil spills. Some states which have enacted such legislation have not yet issued implementing regulations defining vessels owners’ responsibilities under these laws.

Other environmental initiatives

The European Union is considering legislation that will affect the operation of vessels and the liability of owners for oil pollution. It is difficult to predict what legislation, if any, may be promulgated by the European Union or any other country or authority.

Although the United States is not a party thereto, many countries have ratified and follow the liability scheme adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage, 1969, as amended, or the CLC, and the Convention for the Establishment of an International Fund for Oil Pollution of 1971, as amended. Under these conventions, a vessel’s registered owner is strictly liable for pollution damage caused on the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses. Many of the countries that have ratified the CLC have increased the liability limits through a 1992 Protocol to the CLC. The liability limits in the countries that have ratified this Protocol are currently approximately $4 million plus approximately $566 per gross registered ton above 5,000 gross tons with an approximate maximum of $80.5 million per vessel, with the exact amount tied to a unit of account which varies according to a basket of currencies. The right to limit liability is forfeited under the CLC where the spill is caused by the owner’s actual fault or privity and, under the 1992 Protocol, where the spill is caused by the owner’s intentional or reckless conduct. Vessels trading to contracting states must provide evidence of insurance covering the limited liability of the owner. In jurisdictions where the CLC has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to the CLC.

Security regulation

Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security. On November 25, 2002, the Maritime Transportation Security Act of 2002, or MTSA, came into effect. To implement certain portions of the MTSA, in July 2003, the United States Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, amendments to the International Convention for the Safety of Life at Sea, or SOLAS, created a new chapter of the convention dealing specifically with maritime security. The new chapter went into effect on July 1, 2004 and imposes various detailed security obligations on vessels and port authorities, most of which are contained in the newly created International Ship and Port Facilities Security, or ISPS Code. Among the various requirements are:

•	on-board installation of automatic information systems, or AIS, to enhance vessel-to-vessel and vessel-to-shore communications;
•	on-board installation of ship security alert systems;
•	the development of vessel security plans; and
•	compliance with flag state security certification requirements.

The United States Coast Guard regulations, intended to align with international maritime security standards, exempt non-U.S. vessels from MTSA vessel security measures provided such vessels have on board, by July 1, 2004, a valid International Ship Security Certificate, or ISSC, that attests to the vessel’s compliance with SOLAS security requirements and the ISPS Code.

Effecting a Business Combination

General

We are not presently engaged in any substantive commercial business. We intend to utilize cash derived from the proceeds of our public offering, the Regulation S private placement and loans from our President and Chief Operating Officer (excluding any funds held for the benefit of the underwriters, Maxim Group LLC or redeeming stockholders), our capital stock, debt or a combination of these in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect business combinations with more than one target business, it is likely that we will have the ability to initially complete only a single business combination, although this may entail the simultaneous acquisitions of several operating businesses and/or assets in the energy industry at the same time. Notwithstanding a business combination with of one or more operating businesses, or assets in the energy industry, or a combination thereof, our initial business combination will be with a target business or businesses with a collective fair market value that is at least 80% of the amount in the trust account (exclusive of the underwriters’ contingent compensation and Maxim Group LLC’s contingent placement fee being held in the trust account) at the time of such acquisition.

Sources of target businesses

We have not identified a target business. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community who are aware that we are seeking a business combination partner via public relations and marketing efforts, direct contact by management or other similar efforts, who may present solicited or unsolicited proposals. Any finder or broker would only be paid a fee upon the consummation of a business combination. The fee to be paid to such persons would be a percentage of the fair market value of the transaction with the percentage to be determined in an arm’s length negotiation between the finder or broker and us based on market conditions at the time we enter into an agreement with such finder or broker. In November 2006 we entered an agreement for assistance in identifying, assessing and evaluating potential business combinations. We may decide to engage additional firms in the future or we may be approached on an unsolicited basis, in which event their compensation (which would be equal to a percentage of the fair market value of the transaction as agreed upon at the time of such engagement or agreement with a party that brings us an unsolicited proposal, as the case may be) may be paid from the offering proceeds not held in trust. Our officers and directors as well as their affiliates may also bring to our attention target business candidates that they become aware of through their business contacts. While our officers and directors make no commitment as to the amount of time they will spend trying to identify or investigate potential target businesses, they believe that the various relationships they have developed over their careers together with their direct inquiry, will generate a number of potential target businesses that will warrant further investigation. In no event will we pay any of our existing officers, directors or stockholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. In addition, none of our officers, directors or existing stockholders will receive any finder’s fee, consulting fees or any similar fees from any person or entity in connection with any business combination involving us other than any compensation or fees that may be received for any services provided following such business combination.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business or businesses with a collective fair market value that is at least 80% of the amount in the trust account (exclusive of the underwriters’ contingent compensation and Maxim Group LLC’s contingent placement fees being held in the trust account) at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will conduct the necessary business, legal and accounting due diligence on such target business and will consider, among other factors, the following:

•	earnings and growth potential;
•	experience and skill of management and availability of additional personnel;
•	growth potential;
•	capital requirements;
•	competitive position;
•	financial condition and results of operation;
•	barriers to entry into the energy and related industries;
•	stage of development of the products, processes or services;
•	breadth of services offered;
•	degree of current or potential market acceptance of the services;
•	regulatory environment of the industry; and
•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management, where applicable, and inspection of facilities, as well as review of financial and other information which will be made available to us.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. However, we will not pay any finders or consulting fees to our existing stockholders, or any of their respective affiliates, for services rendered to us or in connection with a business combination. In addition, we will not make any other payment to them out of the proceeds of the public offering (or the funds held in trust) other than reimbursement for out-of-pocket expenses they may incur in conducting due diligence, the payment of interest on the convertible loans made by Mr. Sagredos in the amounts of $2,550,000 and $135,000, respectively, and the repayment of the principal of such loans.

Fair market value of target business

The initial target business or businesses that we acquire must have a collective fair market value equal to at least 80% of the amount in the trust account (excluding any funds held for the benefit of the underwriters and Maxim Group LLC) at the time of such acquisition. Furthermore, there is no limitation on our ability to raise funds privately or through loans that would allow us to acquire a target business or businesses. However, we have no current plans or agreements to enter into any such financing arrangements. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value.

If our board is not able to independently determine that the target business has a sufficient fair market value (for example, if one of the members of our board of directors is affiliated with the target business or if the financial analysis is too complicated for our board of directors to perform on their own), we will obtain an opinion from an unaffiliated, independent investment banking firm that is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Because any opinion, if obtained, would merely state that fair market value meets the 80% of the amount in the trust account threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. If we do obtain the opinion of an investment banking firm, a summary of the opinion will be contained in the proxy statement that will be mailed to stockholders in connection with obtaining approval of the business combination, and the investment banking firm will consent to the inclusion of their report in our proxy statement. In addition, information about how stockholders will be able to obtain a copy of the opinion from us will be contained in the proxy statement. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

Possible lack of business diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business that satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is likely that we will have the ability to effect only one, or perhaps, two business combinations. Accordingly, for an indefinite period of time, the prospects for our future viability may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Additionally, as our business combination may entail the simultaneous acquisitions of several entities at the same time and may be with different sellers, we will need to convince such sellers to agree that the purchase of their entities is contingent upon the simultaneous closings of the other acquisitions.

Limited ability to evaluate the target business’ management

Although we expect certain of our management, particularly Arie Silverberg, our Chief Executive Officer, George Sagredos, our President and Chief Operating Officer, Andreas Theotokis, our Chairman of the Board and Marios Pantazopoulos, our Chief Financial Officer to remain associated with us following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place, and we may employ other personnel following the business combination. Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate and agree to mutually acceptable employment terms in connection with any such combination, which terms would be disclosed to stockholders in any proxy statement relating to such transaction. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the target business based on United States generally accepted accounting principles.

In connection with the vote required for any business combination, all of our existing stockholders, including all of our officers and directors, have agreed to vote their respective shares of common stock owned by them immediately prior to the public offering, and the Regulation S private placement, in accordance with the vote of the majority of the shares of common stock issued in the public offering and the Regulation S private placement. Our existing stockholders have agreed to vote all the shares of our common stock acquired in the public offering, in the Regulation S private placement, upon conversion of convertible debt or in the aftermarket in favor of any transaction that they negotiate and present for approval to our stockholders. We will proceed with the business combination only if a majority of the shares of common stock voted by the holders of the common stock included in the units sold in the public offering and in the Regulation S private placement are voted in favor of the business combination and public stockholders owning less than 30% of the shares sold in the public offering and the Regulation S private placement exercise their redemption rights.

Redemption rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share redemption price will be equal to $10.00 per share (plus a portion of the interest earned, but net of (i) taxes payable on interest earned, (ii) up to $3,430,111 of interest income released to us to fund our working capital, (iii) payment of quarterly interest payments on the convertible loans and repayment of the convertible loans, if not converted, and (iv) repayment of the term loan, plus accrued interest). Any determination of the portion of interest payable to public stockholders redeeming their common stock shall be made on a pro rata basis, in relation to all the public stockholders through the date of redemption. An eligible stockholder may request redemption at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. If a stockholder votes against the business combination but fails to properly exercise its redemption rights, such stockholder will not have its shares of common stock redeemed. Any request for redemption, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to redeem their shares who elect redemption will be distributed promptly after completion of a business combination. Public stockholders who redeem their stock for their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders, owning 30% or more of the total number of shares sold in the public offering and the Regulation S private placement exercise their redemption rights. Even if less than 30% of the stockholders exercise their redemption rights, we may be unable to consummate a business combination if such redemption leaves us with funds less than a fair market value equal to 80% of the amount in the trust account (excluding any funds held for the benefit of the underwriters and Maxim Group LLC) at the time of such acquisition which amount is required as a condition to the consummation of our initial business combination, and we may be forced to find additional financing to consummate such a business combination, consummate a different business combination or liquidate. The securities issued in the Regulation S private placement do not have redemption rights.

Dissolution and Liquidation if no Business Combination

Pursuant to the terms of the trust agreement between us and Continental Stock Transfer and Trust Company, and only as part of any plan of dissolution and liquidation in accordance with the applicable provisions of the Delaware General Corporate Law, if we do not complete a business combination within 18 months after the consummation of our public offering (which was July 21, 2006), or within 24 months if the extension criteria described below have been satisfied, we will dissolve, the trust account will be liquidated and we will distribute to all of our public stockholders in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest (net of taxes payable) not previously released to us, plus any remaining net assets. In the event we seek stockholder approval for a plan of dissolution and liquidation and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our liquidation. Pursuant to the terms of our amended and restated certificate of incorporation, our board has agreed to dissolve after the expiration of those time periods (assuming that there has been no business combination consummated), and furthermore, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose. Upon the approval by our stockholders of our plan of dissolution and liquidation, we will liquidate our trust account to our public stockholders. Our existing stockholders have waived their rights to participate in any liquidation distribution with respect to (i) shares of common stock owned by them immediately prior to the public offering, including the 825,398 shares included in the units issued in Regulation S private placement and (ii) shares issuable upon conversion of convertible debt. In addition, the underwriters and Maxim Group LLC have agreed to waive their rights to the $2,310,040 of contingent underwriting compensation and placement fees deposited in the trust account for their benefit. There will be no distribution from the trust account with respect to our warrants, which will expire worthless.

If we are unable to consummate a business combination and expend all of the net proceeds of our public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, we expect the initial per-share liquidation price to holders of the 20,925,000 shares entitled to participate in liquidation distributions to be equal to the $10.00 per unit offering price. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. In such event, we cannot assure you that the actual per-share liquidation price will not be less than $10.00, including interest (net of taxes payable, which taxes, if any, shall be paid from the trust account and other amounts we are permitted to draw from interest earned on the trust account), due to claims of creditors (including costs and expenses incurred in connection with our plan of dissolution and liquidation currently estimated at approximately $50,000 to $75,000). Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited to, claims alleging fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Pursuant to agreements with us and Maxim Group LLC, in order to protect the amounts held in trust each of our officers and directors has agreed to indemnify us for all claims of creditors to the extent of their pro rata beneficial interest in our company immediately prior to the public offering, to the extent that we fail to obtain valid and enforceable waivers from them. Based on information we have obtained from such individuals, we currently believe that such persons are of substantial means and capable of funding a shortfall in our trust account even though we have not asked them to reserve for such an eventuality. We cannot assure you, however, that they would be able to satisfy those obligations. Accordingly, we cannot assure you that the actual per-share liquidation value receivable by our public stockholders will not be less than $10.00 per share, plus interest (net of taxes payable), due to claims of creditors.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them.

We will dissolve and liquidate our trust account to our public stockholders if we do not complete a business combination within 18 months after the consummation of our public offering (or within 24 months after the consummation of our public offering if certain extension criteria are satisfied). Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, we will seek stockholder approval to liquidate our trust account to our public stockholders as soon as reasonably possible as part of our plan of dissolution and liquidation and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Pursuant to, among other documents, our amended and restated certificate of incorporation, if we do not complete a business combination within 18 months after the consummation of our public offering, or within 24 months after the consummation of our public offering if the extension criteria described below have been satisfied, our purpose and powers will be limited to dissolving, liquidating and winding up. We view this obligation to dissolve and liquidate as an obligation to our stockholders and neither we nor our board of directors will take any action to amend or waive any provision of our certificate of incorporation to allow us to survive for a longer period of time if it does not appear we will be able to consummate a business combination within the foregoing time periods. Upon dissolution, we will distribute to all of our public stockholders, in proportion to their respective equity interest, an aggregate sum equal to the amount in the trust account, inclusive of any interest. Our stockholders prior to our public offering have waived their rights to participate in any liquidation distribution with respect to all shares held by them immediately prior to our public offering, including the shares purchased in the Regulation S private placement, and have also agreed to vote those shares, as well as any shares received upon conversion of convertible debt, in favor of any plan of dissolution and liquidation which we present to our stockholders for vote. There will be no distribution from the trust account with respect to our warrants which will expire worthless. We will pay the costs of dissolution and liquidation, which we currently estimate to be approximately $50,000 to $75,000, from our remaining assets outside of the trust account and from funds released to us for working capital. In addition, all members of our board of directors have agreed to indemnify us for all claims of creditors to the extent that we fail to obtain valid and enforceable waivers from such entities in order to protect the amounts held in trust. However, we cannot assure you that our directors will be able to meet their obligations with respect to an indemnification.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the consummation of our public offering, but are unable to complete the business combination within the 18-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by the expiration of the 24-month period from the consummation of our public offering, our purpose and powers will be limited to dissolving, liquidating and winding up. Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders as part of our plan of dissolution and liquidation. Concurrently, we will pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, although we cannot assure you that there will be sufficient funds for such purpose. The members of our board of directors have agreed to indemnify us for all claims of creditors to the extent that we fail to obtain valid and enforceable waivers from such entities in order to protect the amounts held in trust. However, we cannot assure you that they will be able to meet their obligations with respect to an indemnification.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of liquidation or if the stockholders seek to redeem their respective shares for cash upon a business combination which the stockholder voted against and which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The Delaware General Corporation Law provides for limitations on the potential liability of stockholders if we wind up our affairs in compliance with either Section 280 or Section 281(b) of the Delaware General Corporation Law following a dissolution. If we comply with either procedure, the Delaware General Corporation Law (i) limits the potential liability of each stockholder for claims against us to the lesser of the stockholder’s pro-rata share of the claim or the amount distributed to the stockholder in liquidation and (ii) limits the aggregate liability of any stockholder for all claims against us to the amount distributed to the stockholder in dissolution. If we were to comply with Section 280 instead of Section 281(b), the Delaware General Corporation Law also would operate to extinguish the potential liability of our stockholders for any claims against us unless litigation with respect to such claim has been commenced prior to the expiration of the statutory winding-up period under Delaware law (generally three years). In addition, compliance with Section 280 could potentially operate to bar certain claims if the claimant does not take specified actions within certain time frames specified in the statute.

Even though compliance with Section 280 of the Delaware General Corporation Law would provide additional protections to both our directors and stockholders from potential liability for third party claims against us, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible following any dissolution and, therefore, we do not expect that our Board of Directors will elect to comply with the more complex procedures in Section 280. Because we will not be complying with Section 280, we will seek stockholder approval to comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. As described above, we intend to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is minimal.

We expect that all costs associated with the implementation and completion of our plan of dissolution and liquidation, which we currently estimate to be approximately $50,000 to $75,000, will be funded by any funds not held in our trust account and funds released to us to fund working capital, although we cannot assure you that there will be sufficient funds for such purpose due to the potential liability to creditors discussed above in this section entitled “Dissolution and liquidation if no business combination” and in the risk factor entitled “If third parties bring claims against us, the per-share liquidation price received by stockholders could be less than $10.00 per share.”

We currently believe that any plan of dissolution and liquidation subsequent to the expiration of the 18 and 24 month deadlines would proceed in the following manner:

•
our board of directors will, consistent with Delaware law and its obligations described in our amended and restated certificate of incorporation to dissolve, prior to the passing of such deadline, convene and adopt a specific plan of dissolution and liquidation, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and liquidation and the board’s recommendation of such plan;

•	upon such deadline, we would file the preliminary proxy statement with the Securities and Exchange Commission (SEC);
•
if the SEC does not review the preliminary proxy statement, then approximately 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and approximately 30 days following the passing of such deadline we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and liquidation; and

•
if the SEC does review the preliminary proxy statement, we currently estimate that we will receive their comments approximately 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty), and we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and liquidation.

In the event we seek stockholder approval for a plan of dissolution and liquidation and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose. In addition, if we seek approval from our stockholders to consummate a business combination within 90 days of the expiration of 24 months (assuming that the period in which we need to consummate a business combination has been extended, as provided in our amended and restated certificate of incorporation) from the date of our public offering, the proxy statement related to such a business combination will also seek stockholder approval for our board’s recommended plan of distribution and dissolution, in the event our stockholders do not approve such a business combination. If no proxy statement seeking the approval of our stockholders for a business combination has been filed 30 days prior to the date which is 24 months from the date of our public offering, our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and liquidation, and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. Immediately upon the approval by our stockholders of our plan of dissolution and liquidation, we will liquidate our trust account to our public stockholders.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors, which may limit our ability to compete in acquiring certain sizable target businesses. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•
our obligation to seek stockholder approval of a business combination or obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;

•
our obligation to redeem for cash up to 6,522,945 shares of common stock held by our public stockholders in certain instances will limit the manner in which we may structure a business combination (i.e., we will not be able to undertake an all cash acquisition transaction) and may reduce the resources available to us for this purpose, as well as for funding a target company’s business;

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and
•
the requirement to acquire either an operating business or assets, or a combination thereof, that has a fair market value equal to at least 80% of the trust account (exclusive of underwriters’ contingent compensation and Maxim Group LLC’s contingent placement fee to be held in the trust account) at the time of the acquisition could require us to acquire several companies, or closely related operating businesses and/or assets from different parties at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that to the extent that our target business is a privately held entity, our status as a well-financed public entity may give us a competitive advantage over entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We maintain our executive offices at Suite 1300, 1105 North Market Street, Wilmington, Delaware 19899. An unaffiliated third party has agreed to provide us with certain administrative, technological and secretarial services, as well as the use of certain limited office space at this location, at an annual cost of $10,000. We consider our current office space adequate for our current needs.

Employees

We have four officers, all of whom are also members of our board of directors. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate, although we expect Arie Silverberg, our Chief Executive Officer, George Sagredos, our President and Chief Operating Officer, Andreas Theotokis, our Chairman of the Board and Marios Pantazopoulos, our Chief Financial Officer, to devote a certain amount of time per week to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

Item 1A. Risk factors

Risks associated with our business

We are a development-stage company with no operating history and, accordingly, our stockholders will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development-stage company with no operating results to date. We will not generate any revenue (other than interest income on the proceeds of our public offering) until, at the earliest, after the consummation of a business combination. Due to our limited operating history, our stockholders have no basis to evaluate our business objective, which is to acquire an operating business.

If we are forced to liquidate before a business combination, our warrants will expire worthless.

If we are unable to complete a business combination and are forced to liquidate the trust account, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation value receivable by our public stockholders from the trust account as part of our plan of dissolution and liquidation will be less than $10.00 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities with which we execute agreements waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements, or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited to, claims alleging fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and not seek recourse against the trust account for any reason.

Accordingly, the proceeds held in trust could be subject to claims that could take priority over the claims of our public stockholders and the per-share liquidation value receivable by our public stockholders could be less than the $10.00 per share held in the trust account, plus interest (net of any taxes due on such interest, which taxes, if any, shall be paid from the trust account), due to claims of such creditors. If we are unable to complete a business combination and dissolve the company, each of our officers and directors will be personally liable to the extent of their pro rata beneficial interest in our company immediately prior to the public offering, if we did not obtain a valid and enforceable waiver from any vendor, prospective target business or other entity of any rights or claims by such creditors to the trust account, to ensure that the proceeds in the trust account are not reduced by the claims of various vendors, prospective target businesses or other entities that are owed money by us for services rendered or products sold to us, to the extent necessary to ensure that such claims do not reduce the amount in the trust account. Prior to the public offering, six of our directors and officers collectively owned on a beneficial basis all of our outstanding shares of common stock. Based on information we have obtained from such individuals, we currently believe that such persons are of substantial means and capable of funding a shortfall in our trust account, even though we have not asked them to reserve for such an eventuality. However, we cannot assure you that our directors will be able to satisfy those obligations. We believe the likelihood of our directors having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. We also will have access to any funds available outside the trust account or released to us to fund working capital requirements with which to pay any such potential claims (including costs and expenses incurred in connection with our plan of dissolution and liquidation currently estimated at approximately $50,000 to $75,000). The indemnification provisions are set forth in the insider letters, dated as of June 6, 2006, executed by each of our officers and directors. The insider letters specifically set forth that in the event we obtain a valid and enforceable waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our stockholders from a vendor, prospective target business or other entity, the indemnification will not be available. In the event that our board recommends and our stockholders approve a plan of dissolution and liquidation where it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from our trust account as part of its liquidation could be liable for claims made by creditors.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them.

We will dissolve and liquidate if we do not consummate a business combination and our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

We will dissolve and liquidate our trust account to our public stockholders if we do not complete a business combination within 18 months after the consummation of our public offering (or within 24 months after the consummation of the public offering if certain extension criteria are satisfied). Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If a corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and liquidation, we do not intend to comply with those procedures. In the event that our board of directors recommends and the stockholders approve a plan of dissolution and liquidation where it is subsequently determined that the reserve for claims and liabilities was insufficient, stockholders who received a return of funds could be liable for claims made by creditors. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

The procedures we must follow under Delaware law and our amended and restated certificate of incorporation if we dissolve and liquidate may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our plan of dissolution and distribution.

Pursuant to, among other documents, our amended and restated certificate of incorporation, if we do not complete a business combination within 18 months after the consummation of our public offering, or within 24 months after the consummation of the public offering if the extension criteria have been satisfied, we will be required to dissolve, liquidate and wind up in compliance with the provisions of the Delaware General Corporation Law. In addition, in the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose. The procedures required for us to liquidate under the Delaware General Corporation Law, or a vote to reject any plan of dissolution and distribution by our stockholders, may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our plan of dissolution and distribution.

If we do not consummate a business combination and dissolve, payments from the trust account to our public stockholders may be delayed.

We currently believe that any plan of dissolution and liquidation subsequent to the expiration of the 18 and 24 month deadlines would proceed in approximately the following manner:

•
our board of directors will, consistent with Delaware law and its obligations described in our amended and restated certificate of incorporation to dissolve, prior to the passing of such deadline, convene and adopt a specific plan of dissolution and liquidation, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and liquidation as well as the board’s recommendation of such plan;

•	upon such deadline, we would file our preliminary proxy statement with the Securities and Exchange Commission;
•
if the Securities and Exchange Commission does not review the preliminary proxy statement, then, approximately 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and approximately 30 days following the passing of such deadline we will convene a meeting of our stockholders, at which they will either approve or reject our plan of dissolution and liquidation; and

•
if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive their comments approximately 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and liquidation.

In the event we seek stockholder approval for a plan of dissolution and liquidation and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose.

The procedures required for us to liquidate under the Delaware law, or a vote to reject any plan of dissolution and liquidation by our stockholders, may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our plan of dissolution and liquidation.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

Subject to there being a current prospectus under the Securities Act of 1933 with respect to the shares of common stock issuable upon exercise of the warrants, we may redeem the warrants issued as a part of our units at any time after the warrants become exercisable in whole and not in part, at a price of $.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $14.25 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price therefore at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

Although we are required to use our best efforts to have an effective registration statement covering the issuance of the shares underlying the warrants at the time that our warrant holders exercise their warrants, we cannot guarantee that a registration statement will be effective, in which case our warrant holders may not be able to exercise our warrants.

Holders of our warrants will be able to exercise the warrants only if (i) a current registration statement under the Securities Act of 1933 relating to the shares of our common stock underlying the warrants is then effective and (ii) such shares are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we have undertaken in the Warrant Agreement, and therefore have a contractual obligation, to use our best efforts to maintain a current registration statement covering the shares underlying the warrants to the extent required by federal securities laws, and we intend to comply with such undertaking, we cannot assure that we will be able to do so. In addition, we have agreed to use our reasonable efforts to register the shares underlying the warrants under the blue sky laws of the states of residence of the exercising warrantholders, to the extent an exemption is not available. The value of the warrants may be greatly reduced if a registration statement covering the shares issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the shares underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws.

Because the units sold in the Regulation S private placement were originally issued pursuant to an exemption from registration requirements under the federal securities laws, the holders of the warrants contained in such units will be able to exercise their warrants even if, at the time of exercise, a prospectus relating to the common stock issuable upon exercise of such warrants is not current. As a result, the holders of the warrants purchased in the Regulation S private placement will not have any restrictions with respect to the exercise of their warrants. As described above, the holders of the warrants purchased in the public offering will not be able to exercise them unless we have a current registration statement covering the shares issuable upon their exercise.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

We may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of our existing stockholders;
•
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Additionally, the energy industry is capital intensive, traditionally using substantial amounts of indebtedness to finance acquisitions, capital expenditures and working capital needs. If we finance any acquisitions through the issuance of debt securities, it could result in:

•	default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;
•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and
•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Our officers and directors control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our officers and directors (and their nominees) beneficially own approximately 22.4% of our issued and outstanding shares of common stock, which could permit them to effectively influence the outcome of all matters requiring approval by our stockholders at such time, including the approval of our initial business combination, and, following such business combination, the election of directors and approval of significant corporate transactions. Furthermore, our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our existing stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our existing stockholders will continue to exert control at least until the consummation of a business combination.

We will be dependent upon interest earned on the trust account to fund our search for a target company and consummation of a business combination.

We are dependent upon sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we will need to search for a target company and consummate a business combination. While we are entitled to up to $3,430,111 of the interest earned on the trust account, if interest rates were to decline substantially, we may not have sufficient funds available to complete a business combination. In such event, we would need to borrow funds from our insiders or others or be forced to liquidate.

Our ability to effect a business combination and to be successful afterward will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination and whom we would have only a limited ability to evaluate. It is also possible that our current officers and directors will resign upon the consummation of a business combination.

Our ability to effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. Although we expect several of our management and other key personnel, particularly our President and Chief Operating Officer, Chief Executive Officer and Chairman of the Board, to remain associated with us following a business combination, we may employ other personnel following the business combination. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate and agree to mutually acceptable employment terms as part of any such combination, which terms would be disclosed to stockholders in any proxy statement relating to such transaction. If we acquired a target business in an all-cash transaction, it would be more likely that current members of management would remain with the combined company if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target company were to control the combined company following a business combination, it may be less likely that our current management would remain with the combined company unless it was negotiated as part of the transaction via the acquisition agreement, an employment agreement or other arrangement. In making the determination as to whether current management should remain with us following the business combination, management will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that certain members of current management remain if it is believed that it is in the best interests of the combined company post-business combination. If management negotiates such retention as a condition to any potential business combination, management may look unfavorably upon or reject a business combination with a potential target business whose owners refuse to retain members of our management post-business combination, thereby resulting in a conflict of interest. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company as well as United States securities laws which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

None of our officers or directors has ever been associated with a blank check company which could adversely affect our ability to consummate a business combination.

None of our officers or directors has ever been associated with a blank check company. Accordingly, you may not have sufficient information with which to evaluate the ability of our management team to identify and complete a business combination using the proceeds of the public offering and the Regulation S private placement. Our management’s lack of experience in operating a blank check company could adversely affect our ability to consummate a business combination and force us to liquidate.

If we seek to effect a business combination with an entity that is directly or indirectly affiliated with one or more of our existing stockholders, conflicts of interest could arise.

Our existing stockholders either currently have or may in the future have affiliations with companies in the energy and energy related industries. If we were to seek a business combination with a target company with which one or more of our existing stockholders is affiliated, conflicts of interest could arise in connection with negotiating the terms of and completing the business combination. If conflicts arise, they may not necessarily be resolved in our favor.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Further, certain of our officers and directors are currently involved in other businesses that are similar to the business activities that we intend to conduct following a business combination. Due to these existing affiliations, they may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause additional conflicts of interest. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete discussion of our management’s business affiliations and the potential conflicts of interest that you should be aware of, see the sections below entitled “Management — Directors and Executive Officers” and “Management — Conflicts of Interest.” We cannot assure you that these conflicts will be resolved in our favor.

Certain of our stockholders, including our officers and directors, beneficially own shares of our common stock that will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Certain of our stockholders, including our officers and directors, who beneficially own shares of our common stock (which were issued prior to the public offering), have waived their right to receive distributions with respect to those shares upon our liquidation if we fail to complete a business combination. Additionally, Energy Corp., an off-shore company controlled by Mr. George Sagredos, our President and Chief Operating Officer, has agreed to waive its right to liquidation distributions with respect to the shares included in units it purchased in the Regulation S private placement. Similarly, the holder of the convertible loans has agreed to waive such right to liquidation distributions with respect to the shares issuable upon its conversion. The shares and warrants beneficially owned by our officers and directors and their affiliates will be worthless if we do not consummate a business combination. Accordingly, the personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our existing stockholders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount outside of the trust account unless the business combination is consummated and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

Certain of our stockholders, including all of our officers and directors, will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the available proceeds not deposited in the trust account and the portion of the interest on the trust account released to us (which, because interest rates are unknown, may be insufficient to fund all of our working capital requirements) unless the business combination is consummated. The financial interest of our officers and directors could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest. For instance, our existing stockholders may, as part of any such combination, negotiate the repayment of some or all of their out-of-pocket expenses in excess of the amount not placed in the trust account, which if not agreed to by the target business’ owners, could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest.

It is probable that our initial business combination will be with a single target business, which may cause us to be solely dependent on a single business and a limited number of services.

Our initial business combination must be with a business or businesses with a collective fair market value of at least 80% of the amount held in the trust account (excluding any funds held for the benefit of the underwriters and Maxim Group LLC) at the time of such acquisition. We may not be able to acquire more than one target business because of various factors, including possible complex accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which could include attempting to coordinate the timing of negotiations, proxy statement disclosure and closings with multiple target businesses. In addition, we would also be exposed to the risk that conditions to closings with respect to the acquisition of one or more of the target businesses would not be satisfied bringing the fair market value of the initial business combination below the required fair market value of 80% of the amount in the trust account threshold. Accordingly, while it is possible that we may attempt to effect our initial business combination with more than one target business, we are more likely to choose a single target business if deciding between one target business meeting such 80% threshold and comparable multiple target business candidates collectively meeting the 80% threshold. Consequently, it is probable that, unless the purchase price consists substantially of our equity, we will have the ability to complete only the initial business combination with the proceeds of our public offering and the Regulation S private placement. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or
•	dependent upon the development or market acceptance of a single or limited number of processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of the public offering offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to redeem for cash up to 29.99% of the total number of shares of common stock sold in our public offering and the Regulation S private placement in certain instances will limit the manner in which we can structure a business combination (i.e. we will not be able to undertake an all cash acquisition) and may reduce the resources available to us for such purpose, as well as for funding a target company’s business. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

We cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the public offering prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds not held in trust (including interest earned on the trust account released to us) in search of a target business, or because we become obligated to redeem for cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, it is possible that we could use a portion of the funds not in the trust account (including amounts we borrowed, if any) to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed business combination, although we do not have any current intention to do so. In the event that we were ultimately required to forfeit such funds, if such payment was large enough and we had already used up the funds allocated to due diligence and related expenses in connection with the aborted transaction, we could be left with insufficient funds to continue searching for, or conduct due diligence with respect to, other potential target businesses. If we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would dissolve and liquidate the trust account as part of our plan of dissolution and liquidation. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or existing stockholders is required to provide any financing to us in connection with or after a business combination.

Risks associated with our acquisition of a target business in the energy industry

The energy industry is highly competitive.

The production, refining, terminalling and transportation industries are highly competitive. There is strong competition, both within the production and refining of energy industries and with other related industries, in supplying the fuel needs of commerce, industry and the home. Competition puts pressure on product prices, affects oil products marketing and requires continuous management focus on reducing unit costs and improving efficiency. Many of our competitors are fully integrated companies engaged on a national and/or international basis in many segments of the energy industry, on scales that may be much larger than ours. Large oil companies, because of the diversity and integration of their operations, larger capitalization and greater resources, may be better able to withstand volatile market conditions, compete on the basis of price, and more readily obtain oil, gas and petrochemicals in times of shortages.

The price volatility of crude oil depends upon many factors that are beyond our control and could adversely affect our profitability.

If we consummate a business combination with a target company in the business of refining crude oil, we anticipate that our refining and marketing earnings, profitability and cash flows will depend on the margin above fixed and variable expenses (including the cost of refinery feedstock’s, such as crude oil) at which we are able to sell refined products. Refining margins historically have been volatile, and are likely to continue to be volatile, as a result of a variety of factors, including fluctuations in the prices of crude oil. Prices of crude oil, other feedstock’s and refined products depend on numerous factors beyond our control, including the supply of and demand for crude oil. Such supply and demand are affected by, among other things:

•	changes in global and local economic conditions;
•	domestic and foreign demand for fuel products, especially in the United States, China and India;
•	worldwide political conditions, particularly in significant oil-producing regions such as the Middle East, West Africa and Venezuela;
•	the level of foreign and domestic production of crude oil and refined products;
•	development and marketing of alternative and competing fuels; and
•	local factors, including market conditions, weather conditions and the level of operations of other refineries and pipelines in our markets.

A large, rapid increase in crude oil prices would adversely affect our operating margins if the increased cost of raw materials could not be passed to our customers on a timely basis, and would adversely affect our sales volumes if consumption of refined products, particularly gasoline, were to decline as a result of such price increases. A sudden drop in crude oil prices would adversely affect our operating margins since wholesale prices typically decline promptly in response thereto, while we will be paying the higher crude oil prices until our crude supply at such higher prices is processed. The prices which we may obtain for our refined products are also affected by regional factors, such as local market conditions and the operations of competing refiners of petroleum products as well as seasonal factors influencing demand for such products.

We may be subject to interruptions of supply as a result of relying on pipelines for transportation of crude oil and refined products.

If we consummate a business combination with a target business in the refining industry, our refinery or refineries may rely heavily on pipelines to receive all or substantially all of its crude oil and we may deliver a substantial percentage of its refined products through pipelines. We could experience an interruption of supply or delivery, or an increased cost of receiving crude oil and delivering refined products to market, if the ability of these pipelines to transport crude oil or refined products is disrupted because of accidents, governmental regulation, terrorism, other third-party action or any of the types of events described in the preceding risk factor. Our prolonged inability to use any of the pipelines that we use to transport crude oil or refined products could have a material adverse effect on our business, financial condition and results of operations.

If we consummate a business combination with a target (business) in the refining industry, we may experience difficulties in marketing some of our products.

Our ability to market the products of a target business we acquired may depend on:

•	obtaining the financing necessary to develop our feedstock, such as crude oil, to the point where production is available for sale;
•	the proximity, capacity and cost of pipelines and other facilities for the transportation of crude oil and refined products;
•	the quantity and quality of the refined products produced; and
•	the availability of viable purchasers willing to buy our refined products.

If a business combination involves the ownership of vessels, such vessels could be arrested by maritime claimants, which could result in the interruption of business and have an adverse effect on revenue and profitability.

Crew members, tort claimants, claimants for breach of certain maritime contracts, vessel mortgagees, suppliers of goods and services to a vessel, shippers of cargo and other persons may be entitled to a maritime lien against a vessel for unsatisfied debts, claims or damages, and in many circumstances a maritime lien holder may enforce its lien by “arresting” a vessel through court processes. Additionally, in certain jurisdictions, such as South Africa, under the “sister ship” theory of liability, a claimant may arrest not only the vessel with respect to which the claimant’s lien has arisen, but also any “associated” vessel owned or controlled by the legal or beneficial owner of that vessel. If any vessel ultimately owned and operated by us is “arrested”, this could result in a material loss of revenues, or require us to pay substantial amounts to have the “arrest” lifted.

Governments could requisition vessels of a target company during a period of war or emergency, resulting in a loss of earnings.

If we consummate a business combination with a target company in the transportation business, a government could requisition our vessels for title or hire. Requisition for title occurs when a government takes control of a vessel and becomes her owner, while requisition for hire occurs when a government takes control of a vessel and effectively becomes her charter at dictated charter rates. Generally, requisitions occur during periods of war or emergency, although governments may elect to requisition vessels in other circumstances. Although a target company would be entitled to compensation in the event of a requisition of any of its vessels, the amount and timing of payment would be uncertain.

If we experience a catastrophic loss and our insurance is not adequate to cover such loss, it could have a material adverse affect on our operations.

If we consummate a business combination in the energy related industry and acquire ownership and operation of vessels, storage facilities and refineries our business could be affected by a number of risks, including mechanical failure, personal injury, loss or damage, business interruption due to political conditions in foreign countries, hostilities, labor strikes, adverse weather conditions and catastrophic disasters, including environmental accidents. All of these risks could result in liability, loss of revenues, increased costs and loss of reputation. We intend to maintain insurance, consistent with industry standards, against these risks on business assets we may acquire upon completion of a business combination. However, we cannot assure you that we will be able to adequately insure against all risks, that any particular claim will be paid out of our insurance, or that we will be able to procure adequate insurance coverage at commercially reasonable rates in the future. Our insurers will also require us to pay certain deductible amounts, before they will pay claims, and insurance policies may contain limitations and exclusions, which, although we believe will be standard for the energy industry, may nevertheless increase our costs and lower our profitability. Additionally, any increase in environmental and other regulations may also result in increased costs for, or the lack of availability of, insurance against the risks of environmental damage, pollution and other claims for damages that may be asserted against us. Our inability to obtain insurance sufficient to cover potential claims or the failure of insurers to pay any significant claims, could have a material adverse effect on our profitability and operations.

The dangers inherent in the production, refining, terminalling or transporting and storing of energy could cause disruptions and could expose us to potentially significant losses, costs or liabilities.

If we consummate a business combination with a target business in the production, refining, terminalling or transportation of energy industry, our operations may be subject to significant hazards and risks inherent in refining operations and in transporting and storing crude oil, intermediate products and refined products. These hazards and risks include, but are not limited to, natural disasters, fires, explosions, pipeline ruptures and spills, third party interference and mechanical failure of equipment, any of which could result in production and distribution difficulties and disruptions, environmental pollution, personal injury or wrongful death claims and other damage to our properties and the properties of others. Any such event at a refining, terminalling or transportation facility could significantly disrupt our production and distribution of refined products, and any sustained disruption could have a material adverse effect on our acquired business, financial condition and results of operations.

The energy industry is subject to intense governmental regulation.

The energy industry is subject to regulation and intervention by governments throughout the world in such matters as exploration and production interests, environmental protection controls, controls over the development and decommissioning of a field (including restrictions on production) and, possibly, nationalization, expropriation, cancellation or non-renewal of contract rights. The energy industry is also subject to the payment of royalties and taxation, which tend to be high compared with those payable in respect of other commercial activities and operates in certain tax jurisdictions which have a degree of uncertainty relating to the interpretation of, and changes to, tax law. As a result of new laws and regulations or other factors, we could be required to curtail or cease certain operations.

We may incur significant costs in complying with environmental, safety and other governmental regulations and our failure to comply with these regulations could result in the imposition of penalties, fines and restrictions on our operations.

The energy industry is subject to extensive and changing environmental protection, safety and other federal, state and local laws, rules, regulations and treaties, compliance with which may entail significant expense, including expenses associated with changes in operating procedures. We cannot assure you that we will be able to comply with all laws, rules, regulations and treaties following a business combination. If we are unable to adhere to these requirements, it could result in the imposition of penalties and fines against us, and could also result in the imposition of restrictions on our business and operations. Furthermore, the costs of compliance also could have a material adverse effect on our profitability and operations.

Our operations may harm the environment.

We will attempt to conduct our activities in such a manner that there is no or minimum damage to the environment. However, risk could arise if we do not apply our resources to overcome the perceived trade-off between global access to energy and the protection or improvement of the natural environment.

Inherent in our operations are hazards which require continual oversight and control.

If we consummate a business combination, we may be engaged in transporting and refining materials with potential toxicity in the course of our business. There is a risk of loss of containment of hydrocarbons and other hazardous material at operating sites and during transportation. If operational risks materialized it could result in loss of life, damage to the environment or loss of production.

Conservation measures and technological advances could reduce demand for oil and gas.

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and gas, technological advances in fuel economy and energy generation devices could reduce demand for oil and gas. We cannot predict the impact of the changing demand for oil and gas services and products, and any major changes may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Political instability could harm our business.

We may target businesses that have operations in developing countries where political, economic and social transition is taking place. Some countries have experienced political instability, expropriation or nationalization of property, civil strife, strikes, acts of war and insurrections. Any of these conditions occurring could disrupt or terminate our operations, causing our operations to be curtailed or terminated in these areas or our production to decline and could cause us to incur additional costs.

Our business is subject to foreign currency risks.

Crude oil prices are generally set in U.S. dollars while sales of refined products may be in a variety of currencies. If we consummate a business combination with a target business with operations outside of the United States, our business will be subject to foreign currency risks. These risks include

•	difficulty in converting local currencies to U.S. dollars; and
•	the market for conversion of local currency into other currencies may deteriorate or cease to exist.

Fluctuation in exchange rates can therefore give rise to foreign exchange exposures.

We may re-incorporate in another jurisdiction in connection with a business combination, and the laws of such jurisdiction will likely govern all of our material agreements and we may not be able to enforce our legal rights.

In connection with a business combination, we may relocate the home jurisdiction of our business from Delaware to another jurisdiction to take advantage of favorable tax laws. If we determine to do this, the laws of such jurisdiction will likely govern all of our material agreements. We cannot assure you that the system of laws and the enforcement of existing laws in such jurisdiction would be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Any such reincorporation and the international nature of the energy industry will likely subject us to foreign regulation.

Because all but one of our directors and officers reside outside of the United States and, after the consummation of a business combination, substantially all of our assets may be located outside of the United States, it may be difficult for investors to enforce their legal rights against such individuals.

All but one of our directors and officers reside outside of the United States and, after the consummation of a business combination, substantially all of our assets may be located outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of such directors and officers under Federal securities laws.

Management services relating to a target company may be performed by management companies that are affiliates of our officers and directors which could result in potential conflicts of interest.

We anticipate engaging the services of one or more management companies to provide technical and management services, relating to the operation of vessels, storage facilities and/or refineries. If members of existing management remain our officers or directors post business combination, it is possible that these management services will be performed by management companies that are controlled by one or more of our existing stockholders, officers or directors. The management companies may receive fees and commissions in connection with their services rendered. The relationships between our officers and directors and the applicable management companies may give rise to conflicts of interest between us on the one hand and the management companies on the other. In addition, some of our officers and directors also may hold senior management positions with one or more of these management companies. In light of their positions, these individuals may experience conflicts of interest in selecting between our interests and those of the applicable management companies.

Because certain financial information will be required to be provided to our stockholders in connection with a proposed business combination, prospective target businesses may be limited.

In order to seek stockholder approval of a business combination with an operating business in the energy industry, the proposed target business will be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with the standards of the United States Public Company Accounting Oversight Board. Some of the businesses in the energy industry may not keep financial statements in accordance with, or that can be reconciled with, U.S. generally accepted accounting principles. To the extent that the required financial statements or information cannot be prepared or obtained, we will not be able to complete a business combination with such entities. Accordingly, these financial information requirements may limit the pool of potential target businesses which we may acquire.

If we choose to enter the shipping industry and we re-incorporate in a foreign jurisdiction, we may become subject to United States Federal income taxation on our United States source shipping income.

Should we choose to enter the shipping industry and complete a business combination with a target business outside of the United States and, such acquisition involved our reincorporation as a foreign entity, we would then attempt to qualify under Section 883 of the U.S. Internal Revenue Code of 1986, as amended, for an exemption from United States federal income tax on substantially all of our shipping income. This exemption may not be available, or may subsequently be lost, if 50% or more of our stock is owned, for more than half the number of days during the taxable year, by persons in the United States. We can give no assurance that the ownership of our stock will permit us to qualify for the Section 883 exemption. If we do not qualify for an exemption pursuant to Section 883, we will be subject to United States federal income tax, likely imposed on a gross basis at 4%, on our United States source shipping income, which constitutes not more than 50% of our gross shipping income. In such case, we may seek to elect to be taxed under what is in essence an alternative tonnage tax created by the American Job Creation Act of 2004, which would likely provide for a substantially reduced tax to the extent it applies. In such a case, our net income and cash flow will be reduced by the amount of such tax.

Risks associated with our securities

Our outstanding warrants, options and convertible debt may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

Following our public offering, as part of the units, we issued warrants to purchase 21,750,398 shares of common stock (which includes the units sold in the Regulation S private placement). In addition, we reserved (i) up to an additional 3,585,000 shares of common stock issuable upon exercise of options to be issued to Messrs. Sagredos and Theotokis and (ii) up to an additional 537,000 shares of common stock underlying 268,500 units issuable upon conversion of a loan to be made by an off-shore company controlled by Mr. Sagredos. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise or conversion of these warrants, options and convertible debt could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised or converted, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants, options and convertible debt may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants, options and convertible debt could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants, options and convertible debt are exercised or converted, you may experience dilution to your holdings.

If certain of our stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

Certain of our stockholders are entitled to demand that we register the resale of the 5,268,849 shares of common stock they acquired prior to our public offering at any time after the date on which their shares are released from escrow, which, except in limited circumstances, will not be before July 18, 2009. Furthermore, we have agreed to grant demand registration rights with respect to the securities underlying the 825,398 units purchased in the Regulation S private placement and the securities underlying the 268,500 units issuable upon conversion of the convertible loans at any time after we announce that we have entered a letter of intent, an agreement in principle or a definitive agreement in connection with a business combination. We have also agreed to apply our best efforts to register the 3,585,000 shares of common stock underlying the options we issued to Messrs. Sagredos and Theotokis upon the closing of the public offering. If the stockholders exercise their registration rights with respect to all of their shares of common stock, then there will be up to an additional 11,041,645 shares of common stock (assuming that the convertible loans are converted and all of the options granted to Messrs. Sagredos and Theotokis have vested and are exercised) eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

The American Stock Exchange may delist our securities from quotation on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our common stock and warrants are listed on the American Stock Exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future prior to, or following, a business combination. Additionally, in connection with our business combination, it is likely that the American Stock Exchange will require us to file a new initial listing application and meet its initial listing requirements, as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;

•
a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

An investment in our securities may involve adverse tax consequences because the redemption and liquidation price per share may be greater than the investor’s per share purchase price.

While we intend to take a contrary position, there is a risk that an investor’s entitlement to receive payments in excess of the investor’s tax basis in our common stock upon exercise of the investor’s redemption right or upon our liquidation will result in constructive income to the investor, which could affect the timing and character of income recognition and result in a tax liability to the investor without the investor’s receipt of cash from us. Such risk might also arise as a result of management’s agreement to surrender shares if and to the extent investors exercise their redemption rights. Prospective investors are urged to consult their own tax advisors with respect to these tax risks, as well as the specific tax consequences to them of purchasing, holding or disposing of our units.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

We may be deemed to be an investment company, as defined under Sections 3(a)(1)(A) and (C) of the Investment Company Act of 1940 because, prior to the consummation of a business combination, we may be viewed as engaging in the business of investing in securities and we will own investment securities having a value exceeding forty percent of our total assets. If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities;

which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

However, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in Treasury Bills issued by the United States with maturity dates of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to avoid being deemed an investment company within the meaning of the Investment Company Act of 1940. Our securities are not intended for persons who are seeking a return on investments in government securities. The trust account and the purchase of government securities for the trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the consummation of our primary business objective, which is a business combination, or (ii) absent a business combination, our dissolution and return of the funds held in the trust account to our public stockholders as part of our plan of dissolution and liquidation. Notwithstanding our belief that we are not required to comply with the requirements of such act, in the event that the stockholders do not approve a plan of dissolution and liquidation and the funds remain in the trust account for an indeterminable amount of time, we may be considered to be an investment company and thus required to comply with such act. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

Our directors may not be considered “independent” under the policies of the North American Securities Administrators Association, Inc.

Under the policies of the North American Securities Administrators Association, Inc., an international organization devoted to investor protection, because each of our directors owns shares of our securities and may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, state securities administrators could take the position that such individuals are not “independent.” If this were the case, they would take the position that we would not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination, in which event this reimbursement obligation would in all likelihood be negotiated with the owners of a target business. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be “independent” under the policies of the North American Securities Administrator Association, we cannot assure you that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by the public stockholders.

Because we may acquire a company located outside of the United States, we may be subject to various risks of the foreign jurisdiction in which we ultimately operate.

If we acquire a company that has sales or operations outside the United States, we could be exposed to risks that negatively impact our future sales or profitability following a business combination, especially if the acquired company is in a developing country or a country that is not fully market-oriented. If we were to acquire a business that operates in such a country, our operations might not develop in the same way or at the same rate as might be expected in the United States or another country with an economy similar to the market-oriented economies of member countries which are members of the Organization for Economic Cooperation and Development, or the OECD (an international organization helping governments through the economic, social and governance challenges of a globalized economy).

Item 2. Properties

We maintain our executive offices at Suite 1300, 1105 North Market Street, Wilmington, DE 19899. Wilmington Trust SP Services, Inc. has agreed to provide us with certain administrative, technology and secretarial services, as well as the use of certain limited office space at this location at an annual cost of $10,000 pursuant to an agreement between us and Wilmington Trust. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended December 31, 2006, there were no matters submitted to a vote of security holders.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock and warrants are traded on the American Stock Exchange under the symbols “EEI” and “EII - WT,” respectively. The Company’s Units were traded on the American Stock Exchange under the symbol EEIU from July 21, 2006 to October 4, 2006, on which date the Units ceased trading and Common Stock and Warrants began to trade separately. The Company’s securities did not trade on any market or exchange prior to July 21, 2006. The following table sets forth the high and low prices, for the period indicated, for the Company’s securities from the commencement of trading through December 31, 2006 as reported by the American Stock Exchange.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
First Quarter*	--	--	--	--	--	--
Second Quarter*	--	--	--	--	--	--
Third Quarter (July 1 - July 20)*	--	--	--	--	--	--
Third Quarter (July 21 - September 30)	--	--	--	--	$10.00	$9.70
Fourth Quarter	$9.55	$9.11	$.78	$.27	$9.85	$9.74

* No figures are included as our Units commenced trading on the American Stock Exchange on July 21, 2006 and our common stock and warrants commenced trading on the American Stock Exchange on October 4, 2006, on which date trading in our units ceased.

Number of Holders of Common Stock.

The number of holders of record of our common stock on March 18, 2007 was 27,221,747. However, the total number of beneficial holders is unknown as the majority of our common stock is held in street name through CEDE & Co.

Dividends.

There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2006. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities.

On December 30, 2005, we issued 5,831,349 shares of our common stock to the individuals set forth below for $25,000 in cash, at an average purchase price of $0.004 per share (giving retroactive effect to a 0.4739219-for-1 stock dividend effective as of April 26, 2006 as follows:

Name	Number of Shares	Relationship to us
Arie Silverberg	583,134	Chief Executive Officer and Director
Marios Pantazopoulos	145,784	Chief Financial Officer and Director
George Sagredos	2,332,541	Chief Operating Officer, President and Director
Andreas Theotokis	2,040,972	Chairman of the Board of Directors and Director
Jonathan Kollek	583,134	Director
David Wong	145,784	Director

Such shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals. No underwriting discounts or commissions were paid with respect to such sales.

On July 17, 2006, we sold 825,398 units in a Private Placement to Energy Corp., a corporation formed under the laws of the Cayman Islands, which is controlled by our President and Chief Operating Officer. The units were sold at a purchase price of $10.00 per unit, generating gross proceeds of $8,253,980.

Use of Proceeds of our Initial Public Offering and Private Placement.

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

We incurred a total of $11,987,500 in underwriting discounts and commissions, $495,239 in placement fees and $1,826,467 of expenses related to the public offering (including the over-allotment) and private placement.

After deducting the underwriting discounts and commissions, the placement fee and the offering expenses (excluding $2,770,239 in underwriting discounts, commissions and placement fees for which the payment was deferred), the total net proceeds to us from the offering and the private placement were $203,194,775. Such proceeds, plus deferred offering costs and placement fees, plus the proceeds from the loans totaled $209,250,000, which was placed in a trust account and invested until the earlier of (i) the consummation of the first business combination or (ii) the distribution of the trust account as described below. The amount in the Trust Account includes $2,227,500 of contingent underwriting compensation and $82,540 of contingent private placement fees which will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. $300,000 of the net proceeds were used to repay debt to Mr. Sagredos for a loan used to cover expenses related to the public offering. $12,600 was used to pay accrued offering costs and fees. The remaining proceeds in the amount of $109,605 may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Repurchases of Equity Securities.

None.

Item 6. Selected Financial Data

The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with our financial statements and notes thereto included in the section beginning on page F-1. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,	Period from August 11, 2005 (Inception) to December 31,	Period from August 11, 2005 (Inception) to December 31, 2006
	2006	2005	(Cumulative)
Statement of Operations Data:
Operating expenses:	$(5,924,945)	$(910)	$(5,925,855)
Interest income	$2,182,796	$1,781	$2,184,577
Net loss	$(3,798,048))	$(1,879)	$(3,799,927)
Net loss per common share - basic and diluted	$(0.25)	$(0.00)	$(0.30)

	As of December 31,	As of December 31,
	2006	2005
Balance Sheet Data:
Cash	$553,716	$201,781
Money market funds - held in trust	$211,414,806	--
Total Assets	$212,082,482	$375,076
Total stockholders’ equity	$140,157,128	$23,121

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview.

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

Critical Accounting Policies.

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

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Results of Operations.

For the year ended December 31, 2006 we incurred a net loss of $3,798,048. The net loss consisted of $5,924,945 of operating expenses and $55,899 of interest expense. Operating expenses of $5,924,945 consisted of consulting and professional fees of $171,301, stock-based compensation of $5,334,679, insurance expense of $44,115, rental expense of $17,419, travel expense of $163,827, state franchise tax of $167,250 and other operating costs of $26,355. During this period, the Company earned interest income of $2,182,796.

For the period from inception (August 11, 2005) to December 31, 2005 we incurred formation costs of $910 and interest expense of $2,750. During this period the Company earned $1,781 of interest income.

Liquidity and Capital Resources.

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

On July 21, 2006, the closing date of our public offering, $202,500,000 was placed in the Trust Account at Lehman Brothers’ Inc. maintained by Continental Stock Transfer & Trust Company, New York, New York, as trustee. This amount includes the net proceeds of the private placement and our public offering, the $2,550,000 convertible loan and the $475,000 term loan, $2,107,540 of contingent underwriting compensation and placement fees, to be paid to the underwriters and Maxim Group LLC, respectively, if and only if, a business combination is consummated, and $412,699 in deferred placement fees to be paid to Maxim Group LLC in connection with the Private Placement. The funds in the Trust Account will be invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Trust Account as part of a plan of dissolution and liquidation approved by the Company’s stockholders.

On August 31, 2006, the underwriters of our public offering exercised their option to purchase an additional 675,000 units to cover over-allotments. An additional $6,750,000 was placed in the Trust Account, bringing the total amount in the Trust Account to $209,250,000. This additional amount includes $6,615,000, representing the net proceeds of the over-allotment and an additional convertible loan made to us by Robert Ventures Limited in the amount of $135,000.

We will use substantially all of the net proceeds of our private placement and initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used to finance the operations of the target business. We have agreed with Maxim Group, LLC, the representative of the underwriters, that up to $3,430,111 of the interest earned on the proceeds being held in the trust account for our benefit (net of taxes payable) will be released to us upon our request, and in such intervals and in such amounts as we desire and are available to fund our working capital. We believe that the working capital available to us, in addition to the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this time, we have estimated that the $3,430,111 shall be allocated approximately as follows: $1,017,412 for working capital and reserves (including finders’ fees, consulting fees or other similar compensation, potential deposits, down payments, franchise taxes or funding of a “no-shop” provision with respect to a particular business combination and the costs of dissolution, if any); $7,500 per month in connection with a consulting agreement we entered into on October 16, 2006; $800,000 for legal, accounting and other expenses attendant to the structuring and negotiation of a business combination; $250,000 with respect to legal and accounting fees relating to our SEC reporting obligations; $620,000 for due diligence, identification and research of prospective target business and reimbursement of out of pocket due diligence expenses to management; $150,000 for director and officer liability insurance premiums; and $412,699 for placement fees to Maxim Group LLC related to the Regulation S private placement. In addition, additional interest earned on the proceeds held in trust will be allocated (i) to make quarterly interest payments aggregating approximately $215,000 on the $2,550,000 convertible loan and the $135,000 convertible loan and (ii) to repay the $475,000 term loan. Accrued interest shall also be applied to repay the principal of the convertible loans on the earlier of our dissolution and liquidation or a business combination to the extent such loans have not been converted.

In addition to the above described allocation of interest accrued on the trust account, at December 31, 2006 we had funds aggregating $553,716 held outside of the trust account.

Pursuant to amendments to the Underwriting Agreement effective as of September 30, 2006 and December 26, 2006, Maxim Group LLC, as representative of the underwriters, agreed to waive the Company’s obligation to pay the underwriters deferred compensation of $500,000. In connection with such amendments, the Company recorded a credit to additional paid in capital in the amount of $500,000 during the fiscal year ended December 31, 2006.

During the year ended December 31, 2006, we reimbursed certain of our officers and directors deferred offering costs aggregating approximately $286,102. As of October 1, 2006, we terminated our Administrative Services Agreement within an unaffiliated third party, in connection with which we paid $7,500 per month, and entered into a Consulting Agreement with the same party providing for the same monthly fees of $7,500, for a term concluding on the consummation of a business combination.

Off-Balance Sheet Arrangements.

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations.

We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.

Forward Looking Statements.

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

Item 8. Financial Statements and Supplementary Data

Financial statements are attached hereto following beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006 was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective. This report will also contain a statement that our independent registered public accountants have issued an attestation report on management's assessment of such internal controls and conclusion on the operating effectiveness of those controls.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the prescribed period, we are currently performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. We expect our process for documenting, evaluating and monitoring our internal control over financial reporting, which will begin in 2007, will be consistent with the objectives of Section 404 of the Act.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Company

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position

Andreas Theotokis	50	Chairman of the Board of Directors and Director
Arie Silverberg	59	Chief Executive Officer and Director
George Sagredos	50	Chief Operating Officer, President and Director
Marios Pantazopoulos	40	Chief Financial Officer and Director
Jonathan Kollek	47	Director
David Wong	51	Director
Maximos Kremos	59	Director
Peter Blumen	46	Director

Andreas Theotokis has been our chairman of the board of directors since inception and a director since December 2005. Mr. Theotokis has over 25 years of experience in the oil industry including operations, shipping, finance, refinery economics, marketing and risk management. Mr. Theotokis is currently a fifty-percent owner of KXEnergy, a Swiss registered Oil Trading Company, for which he focuses mainly on business development. From 2001 to 2006, Mr. Theotokis has served as the senior advisor on Trading and Business Development for Samsung U.K. Limited. Mr. Theotokis was instrumental in creating Samsung’s niche oil trading business based on East-West Arbitrage. Prior to joining Samsung, Mr. Theotokis was the managing director - European Business of Oilspace, Inc., from August 2000 through September 2002. Oilspace is a London-based software consulting company providing supply chain management solutions for companies in the energy industry. While at Oilspace, Mr. Theotokis started an internet-based service provider for the oil industry that was ultimately introduced to European and Russian oil companies that enables operational efficiency and successful business process improvements. From 1999 to 2000, Mr. Theotokis served as a director of the trading and logistics division at Oil Distributing Systems in Argentina, an importer and distributor of distillates and gasoline. From 1992 to 1996, Mr. Theotokis served as the head of the clean products trading group for Galaxy Energy Corporation, an oil and gas trading company. During his tenure, Galaxy became the principal suppliers of crude/gas oil for the Greek government and the largest fuel oil and distillate exporter from Russia and the Ukraine. Between 1987 and 1992, Mr. Theotokis worked for Astroline Mediterranean’s Milan and Los Angeles offices, actively trading products from Europe to the Far East, and the U.S. Gulf Coast to Singapore. During his tenure, Astroline Mediterranean became one of the first arbitrage/value trading oil companies. Prior to joining Astroline Mediterranean, Mr. Theotokis was a fuel oil and gasoline trader for Petraco SPA in Milan from 1985 to 1986. Mr. Theotokis was primarily involved with exports of fuels, distillates and crude oil to Western Europe and the United States. Mr. Theotokis began his career in 1980 with Petrola Hellas/Latsis Group, where he spent several months working on refinery economics, finance, demurrage and shipping. During the next five years, he was employed at the London office where he became a managing director and ultimately the head of the oil marketing team in London. Mr. Theotokis earned a Faculty of Law degree from Athens University in 1980 and went on to obtain a postgraduate degree in the area of petroleum law from Scotland’s Dundee University in 1982.

Arie Silverberg has been our chief executive officer and a director of our company since inception. Mr. Silverberg also serves as a director of Scailex Corporation Ltd. and Avgol Ltd. From July 1998 to November 2006, Mr. Silverberg was a director of Granite Hacarmel Ltd., one of Israel’s largest holding companies with interests in petroleum products and LPG gas (Liquefied Petroleum Gas), among other assets. From 1999 to November 2006, he served as a director of Sonol, one of Israel’s largest and oldest oil and gas marketing firms, and as a director of Tambur Ltd., Israel’s largest paint manufacturer. He has also served as a director of Tambur Ecology, one of Israel’s major water desalination and water treatment companies. Prior to 2001, he served as head of the crude oil and oil products division of Glencore International in Switzerland a privately held company that is one of the world’s largest suppliers of a wide range of commodities and raw materials to industrial consumers. Mr. Silverberg currently serves as a consultant to Glencore. At Glencore, Mr. Silverberg was responsible for the company’s worldwide trading, shipping and financing, and processing agreements for crude oil. During his tenure, he built the oil division into a worldwide trading operation encompassing all aspects of the petroleum industry. Prior to this, Mr. Silverberg held various positions over the course of an 18 year career at ORL Israel, Israel’s sole crude oil refiner, where he ultimately became senior vice president of operations. His responsibilities included planning refinery operations, purchasing and shipping of crude oil, marketing various oil products and operations of petrochemicals. Mr. Silverberg received a B.Sc. and M.Sc., with honors, in chemical engineering from the Israel Institute of Technology in Haifa, Israel in 1972 and 1975, respectively.

George Sagredos has been our chief operating officer, president and a director since inception. Mr. Sagredos is currently serving as the managing director of the Hermitage Group. The Hermitage Group’s business operates in the former Commonwealth of Independent States (CIS), the Mediterranean, Far East, China, and Central and South America. In 1993, Mr. Sagredos founded Hermitage Resources Ltd., a predecessor to the Hermitage Group, a trading firm involved in the arbitrage of oil products in the emerging growth markets. While at Hermitage Resources, Mr. Sagredos served as the president of the Crude Oil and Products Trading division, focusing on the Russian and Mediterranean markets. From 1991 to 1993, Mr. Sagredos served as senior trader in the international oil trading division of A.O.T. Zug, in Switzerland. From 1987 to 1990, Mr. Sagredos was the senior trader for clean products in the Oil Products Trading and International Arbitrage division of Phibro Energy, Switzerland. As the senior trader, he was responsible for Mediterranean and International Arbitrage for Europe and the Far East. From 1986 to 1987, he was the senior clean products trader of the Oil Trading Products division of Petrogulf S.A., a privately owned independent oil and gas producer, in both the New York and London offices. Mr. Sagredos joined Goldman Sachs & Co. in their New York offices as a trader specializing in the oil futures industry in 1985. Prior to joining Goldman Sachs & Co., Mr. Sagredos was a tanker broker for D&L Partners in New York. From 1983 to 1984, he was part of the dry cargo chartering operations for Thenamaris Maritime. Mr. Sagredos began his career with Noga, S.A./Olegine, S.A. in Geneva, managing the company’s shipping finances. Mr. Sagredos received his M.Sc. in chemical engineering from ETH Zurich, Switzerland in 1980. He received a Masters in Business Administration from the Wharton School of Business at the University of Pennsylvania in 1982.

Marios Pantazopoulos has been our chief financial officer since inception and a director since December 2005. Since September 2006 he has been the General Manager of LMZ Transoil Shipping Enterprises S.A., an Athens-based ship management company. Between 1998 and 2005, he was the chief financial officer of Oceanbulk Maritime SA, an Athens-based ship management company that is part of the Oceanbulk Group of affiliated companies. At Oceanbulk, Mr. Pantazopoulos was responsible for Oceanbulk’s banking relationships including financing and private wealth management. He facilitated bilateral and syndicated loans with the world’s 10 largest shipping banks and also arranged access to private equity in the US capital markets. During his tenure at Oceanbulk, his responsibilities also included assessing non-shipping projects, coordinating auditing procedures, reporting to shareholders and supervising Oceanbulk’s financial operations. Before joining Oceanbulk, Mr. Pantazopoulos served from 1991 to 1998, as an assistant director for the project finance and shipping department of Hambros Bank Plc, a UK merchant bank, which was acquired in 1998 by Societe Generale. At Hambros, Mr. Pantazopoulos was primarily responsible for managing the bank’s shipping loan portfolio in Greece as well as providing other investment banking services such as mergers and acquisitions, private finance initiative projects, structured leases, treasury products and private wealth management. Mr. Pantazopoulos was part of the Hambros Bank’s team for the privatization of Hellenic Shipyards SA and was a board member at Alpha Trust SA, a private fund management company in Greece. Mr. Pantazopoulos received his BSc in Economics from Athens University of Economics & Business in 1988, and his MSc in Shipping Trade & Finance from City University Business School in London, UK, in 1991.

Jonathan Kollek has been a director of our company since inception. Mr. Kollek has over 20 years of experience in the oil trade industry. Since 2002, Mr. Kollek has been the vice president for sales, trading and logistics for TNK-BP Management, Russia’s third-largest oil company. He is responsible for the transportation and sale of approximately 77 million tons of crude oil and oil products per year. In 1992, Mr. Kollek co-founded Projector S.A., where he served as the company’s chairman until 2002. Projector traded in crude oil and oil products through its offices in London, New York, Geneva, Singapore, Seoul, Santiago, Kiev and Moscow. Prior to co-founding Projector, Mr. Kollek held various positions with Marc Rich A.G. (now Glencore International). Mr. Kollek began his career with Marc Rich A.G., in 1984 as the general manager for East of Suez Trading in its Singapore office, and in 1986, the director of fuel oil trading at the company’s London office. Mr. Kolleck then served as the head of the crude oil and products department at the company’s Moscow office from 1989 to 1992. Prior to his career in the oil industry, Mr. Kollek was a member of the Economic Committee of the Knesset in Israel, where he served as the Parliamentary assistant to Gad Yaacobi, a member of the Knesset. Mr. Kollek received his B.Sc. in economics and international relations from the Hebrew University of Jerusalem, Israel in 1984.

David Wong has been a director since inception. Since January 2006, Mr. Wong has been employed by Concorde Energy Pte, Ltd, as the chief representative of its Kuala Lumpur representative office in Malaysia. From May 2003 to September 2005, Mr. Wong was a contract trader for Petronas Trading Corporation, where he was responsible for overseeing the logistics of supply requirements and tankage (the amount a tank can hold) for the company’s Malaysia and Singapore operations. Petronas ranks among the world’s major oil companies with extensive worldwide operations. From 1999 to December 2002, Mr. Wong was employed by Marubeni International Petroleum Company (MIPCO), a subsidiary of the international trading company, Marubeni Corporation where he last held the position of Chief Operating Officer. From 1997 to 1999, Mr. Wong worked for Marc Rich Investments B.V., one of the world’s leading commodity trading companies, and Marubeni Singapore, developing their supplies of petroleum products. Mr. Wong received a B.Sc. degree, with honors, in civil engineering and management studies from the University of Leeds in the United Kingdom in 1978, and a Masters in Business Administration, with an emphasis in finance and transportation economics, from the University of British Columbia in Canada in 1980.

Maximos Kremos has been a director of our company since December 2005. Mr. Kremos has over 32 years of experience in the shipping industry. Since November 2005, he has been a fleet manager for Genoa Maritime S.A., a Shipping company in the business of managing fleets of vessels, where he previously worked from June to November 2005 as a consultant. From 2002 to 2004, Mr. Kremos worked at Hermitage Resources Ltd., a predecessor to the Hermitage Group, in connection with the winding down of the business of Unideal/Navitankers where Mr. Kremos worked from 1995 to 2002, as the general manager and director. Unideal/Navitankers was a tanker ship management company managing a 12-vessel tanker fleet ranging from 30,000 to 150,000 dwt in which Hermitage Resources was a principal investor. From 1990 to 1995, Mr. Kremos was the general manager for Silver Carriers Shipping Co., where he was responsible for a fleet of general-purpose drybulk carriers as well as containerships and tankers. From 1987 to 1990, Mr. Kremos was managing director of Theomax Fishing Co. From 1981 to 1987, Mr. Kremos was the Technical director for Enterprises Shipping and Trading, as well as in charge of their Operations and Chartering Department of their reefer fleet from 1985 to 1987. From 1978 to 1981, Mr. Kremos was in charge of the Technical and Claims Department of Specova Shipping. From 1977 to 1978, he served as a technical director for Thomarin Shipping Co. Prior to that, from 1974 to 1977, he was the superintendent engineer for Thenamaris Shipping Co., a ship management company with a fleet of approximately 5 million dwt. At Thenamaris, Mr. Kremos was in charge of approximately ten vessels and involved in 15 vessel acquisitions. From 1973 to 1974, Mr. Kremos worked for the Chronos Shipping Co., where he was in charge of the repair team for diesel and steam turbine tankers. Mr. Kremos began his career in 1966 with Nereus Shipping, S.A. Mr. Kremos graduated from the National Merchant Marine Academy of Aspropyrgos with honors in 1966.

Peter Blumen has been a director of our Company since April 2006. Since January 2004 he has been a trader and Fund Manager at PTS Management, overseeing an automated trading system. From 2002 to 2004, Mr. Blumen was an executive at Maple Bank, where he was in charge of a proprietary trading group. Prior to that, he was a fund manager at Whitebox Partners, a hedge fund, where he managed securities in event related strategies. Mr. Blumen has extensive capital markets experience in trading, investment banking and corporate finance. Mr. Blumen received his MBA from Wharton Business School in 1989, a Sc.M. in Computer Sciences from Brown University in 1987 and his A.B. from Brown University in economics in 1984.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of David Wong, Maximos Kremos and Peter Blumen will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Jonathan Kollek and Marios Pantazopoulos will expire at the second annual meeting. The term of office of the third class of directors, consisting of Arie Silverberg, George Sagredos and Andreas Theotokis, will expire at the third annual meeting.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file. To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during the year ended December 31, 2006, our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

Code of Ethics.

We currently do not have a formal code of ethics. Upon consummation of a business combination, we intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Board Committees.

Our board of directors has an audit committee and a nominating committee. Our board of directors has adopted a charter for each of the audit and nominating committees, as well as a code of conduct and ethics that governs the conduct of our directors, officers and employees.

Our audit committee consists of David Wong, Maximos Kremos and Peter Blumen. Each member of our audit committee is financially literate under the current listing standards of the American Stock Exchange, and our board of directors has determined that Peter Blumen qualifies as an “audit committee financial expert,” as such term is defined by SEC rules. We intend to locate and appoint at least one additional independent director to our audit committee within one year after the completion of the offering.

The audit committee will review the professional services and independence of our independent registered public accounting firm and our accounts, procedures and internal controls. The audit committee will also select our independent registered public accounting firm, review and approve the scope of the annual audit, review and evaluate with the independent public accounting firm our annual audit and annual consolidated financial statements, review with management the status of internal accounting controls, evaluate problem areas having a potential financial impact on us that may be brought to the committee’s attention by management, the independent registered public accounting firm or the board of directors, and evaluate all of our public financial reporting documents.

Our Nominating Committee consists of David Wong and Maximos Kremos. The compensation of our chief executive officer and other officers will be determined by a majority of our independent directors in accordance with Section 805 of the American Stock Exchange Company Guide.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The compensation of our chief executive officer and other officers is determined by a majority of our independent directors in accordance with Section 805 of the American Stock Exchange Company Guide.

Compensation Objectives

Our primary goal with respect to executive compensation has been to provide compensation to certain of our executive officers who are expected to devote a greater percentage of their time to identifying and consummating a business combination.

Elements of Compensation

Base Salary. No executive officer has received any cash compensation for services rendered and no compensation of any kind, including finder’s and consulting fees, will be paid to any of our existing stockholders, including our officers and directors, or any of their respective affiliates, for services rendered to us prior to or in connection with a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Such individuals may be paid consulting, management or other fees from target businesses as a result of the business combination, with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to the stockholders.
Equity Incentive Compensation. Currently, we do not maintain any incentive compensation plans based on pre-defined performance criteria.

Determination of Compensation

The Compensation Committee is responsible for evaluating our executive officers’ performance to determine executive compensation. The Compensation Committee will also determine whether an executive officer is eligible for incentive compensation and, if it is deemed in the best interests of the Company, the Committee may recommend that stock options be granted to one or more executive officers.

EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation paid by us in 2006 and 2005 to all individuals who served as our chief executive officer and each other executive officer whose total compensation exceeded $100,000 during the 2006 fiscal year, who we collectively refer to as the named executive officers (“NEOs”).

Summary Compensation Table

Principal Position	Year	Salary	Option Awards	Total
		($)	($)	($)
George Sagredos (i) President and Chief Operating Officer	2006	--	26,188,425	26,188,425
	2005	--	--	--
Andreas Theotokis (ii) Chairman of the Board of Directors	2006	--	8,729,475	8,729,475
	2005	--	--	--

(i) Concurrent with the closing of the public offering we granted to Mr. Sagredos, options to purchase an aggregate of 2,688,750 shares of our common stock. The options will vest in four successive quarterly installments with 672,187 options vesting on each of the first three installments and the remaining 672,189 options vesting on the final installment. The first installment shall vest on the date of expiration of the three-month period immediately following the consummation of a business combination. The vesting of each installment of the options is contingent on Mr. Sagredos being an officer of us on each applicable vesting date.

(ii) Concurrent with the closing of the public offering we granted to Mr. Theotokis, assignable options to purchase an aggregate of 896,250 shares of our common stock. The options will vest in four quarterly installments with 224,062 options vesting on each of the first three installments and the remaining 224,064 options vesting on the final installment. The first installment shall vest on the date of expiration of the three-month period immediately following the consummation of a business combination. The vesting of each installment of the options is contingent upon Mr. Theotokis being an officer of us on the applicable vesting date.

Outstanding Equity Awards At Fiscal Year-end

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

George Sagredos	--	2,688,750	$0.01	(1)
Andreas Theotokis	--	896,250	$0.01	(1)

(1) Each of the options is exercisable for a five-year period from the date of vesting.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans. Our Compensation Committee, which is comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Code, may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the Compensation Committee determines that doing so is in our best interests.

Compensation of Directors

We do not provide cash or other compensation to our directors for their services as members of the Board or for attendance at Board or committee meetings. However, our directors will be reimbursed for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 23, 2007, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, each of our officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options, warrants or other similar convertible or derivative securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)(3)	Percentage of Outstanding Common Stock

Arie Silverberg	526,885	1.94%
Marios Pantazopoulos	490,003	1.80%
George Sargredos (4)(5)	4,418,753	16.23%
Andreas Theotokis (4)(6)	4,418,753	16.23%
Jonathan Kollek	526,885	1.94%
David Wong	131,721	*
Maximos Kremos	0	*
Peter Blumen	0	*
Energy Corp. (7)	4,418,753	16.23%
Sapling, LLC	1,802,108	6.62%
Acqua Wellington North American Equities, Ltd.	1,378,520	5.06%
All directors and executive officers as a group (8 individuals)(4)	6,094,247	22.39%

*less than one (1%) percent

(1) Unless otherwise indicated, the business address of each of the individuals is Suite 1300, 1105 North Market Street, Wilmington, Delaware 19899.

(2) Does not include shares of common stock issuable upon exercise of warrants that are not exercisable in the next 60 days.

(3) Our existing stockholders and officers and directors have agreed to surrender to us for cancellation up to an aggregate of 270,000 shares in the event, and to the extent, stockholders exercise their right to redeem their shares for cash upon a business combination. The share amounts do not reflect any surrender of shares.

(4) Includes a total of 3,593,355 shares of common stock owned by Energy Corp., a corporation organized under the laws of the Cayman Islands, which is wholly-owned by Energy Star Trust, a Cayman Islands trust. Each of Mr. Sagredos and Mr. Theotokis, as co-enforcers and beneficiaries of Energy Star Trust, has voting and dispositive control over such shares owned by Energy Corp. Of such shares, (i) 2,332,541 were purchased by George Sagredos in December 2005, and (a) 1,934,763 were subsequently transferred to Energy Corp. and (b) 397,778 were subsequently transferred to Marios Pantazopoulos, (ii) 2,040,972 were purchased by Andreas Theotokis in December 2005, and subsequently were transferred to Energy Corp. Of the shares transferred to Energy Corp. by Messrs. Sagredos and Theotokis, 382,380 shares were subsequently surrendered for cancellation by certain of our shareholders. Also includes 825,398 shares of common stock included in the units purchased by Energy Corp. in the Regulation S private placement.

(5) Does not include the issuance of (ii) up to 2,688,750 shares of our common stock to be issued to Mr. Sagredos, or his assignees, upon the exercise of options to be granted to Mr. Sagredos, subject to vesting, following the consummation of our initial business combination or (i) up to 537,000 shares of common stock underlying units issuable upon conversion of loans made by an off-shore entity controlled by Mr. Sagredos into units (giving effect to the exercise of warrants included in such units). See the section entitled, “Certain Relationships and Related Transactions.”

(6) Does not include (i) the issuance of up to 896,250 shares of common stock to be issued to Mr. Theotokis, upon the exercise of options to be granted to Mr. Theotokis, subject to vesting, following the consummation of our initial business combination or (ii) shares owned indirectly by Energy Star Trust, of which Mr. Theotokis is a beneficiary. Mr. Theotokis has no voting or dispositive control over such shares owned by Energy Corp.

(7) The address of Energy Corp. is c/o Genesis Trust & Corporate Services Ltd., P.O. Box 448, Georgetown, Grand Cayman KYI-1106, Cayman Islands. Reflects 3,975,735 shares of common stock transferred by George Sagredos and Andreas Theotokis (of which 382,380 shares were subsequently surrendered for cancellation by certain of our stockholders) and 825,398 shares of common stock to be purchased by Energy Corp. in the Regulation S private placement.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13. Certain Relationships and Related Transactions

On December 30, 2005, we issued an aggregate of 5,831,349 shares of our common stock to the individuals set forth below for $25,000 in cash, at a purchase price of $0.004 per share, as follows:

Name	Number of Shares(1)	Relationship to us
Arie Silverberg	583,134	Chief Executive Officer and Director
Marios Pantazopoulos	145,784	Chief Financial Officer and Director
George Sagredos	2,332,541	Chief Operating Officer, President and Director
Andreas Theotokis	2,040,972	Chairman of the Board of Directors and Director
Jonathan Kollek	583,134	Director
David Wong	145,784	Director

(1) All such numbers give retroactive effect to a 0.4739219-for-1 stock dividend effective as of April 21, 2006.

In June 2006, Mr. Sagredos transferred 397,778 of his shares to Marios Pantazopoulos for nominal consideration.

Each of Messrs. Sagredos and Theotokis subsequently transferred the shares owned by them to Energy Corp., a corporation formed under the laws of the Cayman Islands. See “Principal Stockholders”.

On July 18, 2006 an aggregate of 562,500 shares were surrendered for cancellation by certain of our stockholders.

The holders of the majority of these shares are entitled to make up to two demands that we register these shares. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow, which, except in limited circumstances, is not before July 18, 2009. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Energy Corp., a corporation formed under the laws of the Cayman Islands, which is controlled by our President and Chief Operating Officer, purchased 825,398 units from us at a purchase price of $10.00 per unit in a Regulation S private placement in accordance with Regulation S under the Securities Act of 1933. Mr. Sagredos originally agreed to purchase the 825,398 units from us in January 2006 pursuant to the terms of a subscription agreement, and subsequently assigned such rights to Energy Corp. in June 2006, which assumed such obligations pursuant to the terms of an Assignment and Assumption Agreement.

The holders of such units subscribed for in the Regulation S private placement have been granted demand and “piggy-back” registration rights with respect to the 825,398 shares, the 825,398 warrants and the 825,398 shares underlying the warrants at any time commencing on the date we announce that we have entered into a letter of intent with respect to a proposed a business combination. The demand registration may be exercised by the holders of a majority of such units. We will bear the expenses incurred in connection with the filing of any such registration statements.

Because the units sold in the Regulation S private placement were originally issued pursuant to an exemption from the registration requirements under the federal securities laws, the holders of the warrants purchased in the Regulation S private placement will be able to exercise their warrants even if, at the time of exercise, a prospectus relating to the common stock issuable upon exercise of such warrants is not current.

On October 6, 2005, Mr. Sagredos advanced a total of $300,000 to us to cover expenses related to our public offering, which loan, plus accrued interest, was repaid from the proceeds of the public offering. Mr. Sagredos made an additional loan to us in the amount of $475,000 four days prior to the effective date of the public offering. Such loan bears interest at a per annum interest rate equivalent to the per annum interest rate applied to funds held in the trust account during the same period that such loan is outstanding, and principal and accrued interest is to be repaid from interest accrued on the trust account. We are not obligated to repay such loan until the earlier of (i) expiration of the second full quarter after the date that we have drawn down at least $1,000,000 from accrued interest on the trust account to fund our working capital requirements, (ii) the consummation of a business combination and (iii) our dissolution and liquidation.

In addition, four days prior to the effective date of the public offering, Robert Ventures Limited, a corporation formed under the laws of the British Virgin Islands controlled by George Sagredos loaned us an additional $2,550,000 in the form of a convertible loan. Such loan bears interest at a per annum rate equivalent to the per annum interest rate applied to the funds held in the trust account during the quarterly period covered by such interest payment. We are obligated to make quarterly interest payments on such loan following the expiration of the first full quarter after the date that we have drawn down at least $1 million in accrued interest on the trust account to fund our working capital requirements. Such loan is due the earlier of our liquidation or the consummation of a business combination. Quarterly interest payments and the repayment of principal will be made from interest accrued on the trust account. In addition, the principal of the convertible loans is convertible into units at a conversion price of $10.00 per unit, subject to adjustment, commencing two business days following our filing of a preliminary proxy statement with respect to a business combination. These securities have the same registration rights as the units to be sold in the Regulation S private placement.

The repayment of each of the $475,000 term loan and the $2,550,000 and $135,000 convertible loans is subordinate to the public stockholders receiving a minimum of $10.00 per share, subject to any valid claims by our creditors which are not covered by amounts in the trust account or indemnities provided by our officers and directors, in the event of our liquidation and dissolution if we do not consummate a business combination, or if they exercise their redemption rights.

The Company has decided to treat the $300,000 loan that was made by Mr. Sagredos in October 2005, the $2,550,000 and $135,000 convertible loans and $475,000 term loan, as separate transactions because each of such loans, as described above, contains different business terms with respect to the timing of repayment, applicable interest rate and convertibility, due to the differing facts and circumstances of the Company at the time such funds were required, which reflects the actual sequencing of such transactions.

The units purchased in the Regulation S private placement and issuable upon conversion of the loan will contain restrictions prohibiting their transfer until the earlier of a business combination or our liquidation. In addition, the holders of such units will agree to vote the shares of common stock included in such units in favor of a business combination brought to the stockholders for their approval, and to waive their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination.

We granted Mr. Sagredos, our President and Chief Operating Officer and a director, concurrent with the closing of our public offering, options to purchase an aggregate of 2,688,750 shares of our common stock. The options will vest in four quarterly installments with 672,187 options vesting on each of the first three installments, and the remaining 672,189 options vesting on the final installment. The first installment shall vest on the date of expiration of the three-month period immediately following the consummation of a business combination. We granted Mr. Theotokis, our Chairman of the Board of Directors, concurrent with the closing of our public offering, assignable options to purchase an aggregate of 896,250 shares of our common stock. The options will vest in four quarterly installments with 224,062 options vesting on each of the first three installments and the remaining 224,064 options vesting on the final installment. The first installment shall vest on the date of expiration of the three-month period immediately following the consummation of a business combination. The vesting of each installment of the options is contingent upon Mr. Theotokis being an officer of us on the applicable vesting date. Each of the options, which is assignable, is exercisable for a five-year period from the date of vesting at an exercise price of $.01 per share, and contains cashless exercise provisions. In the event of a stock dividend, recapitalization, reorganization merger or consolidation, or certain other events, the exercise price and number of underlying shares of common stock may be adjusted. The shares of common stock underlying the options will be subject to a six-month holding period from the date of issuance. The vesting of the options following the consummation of the business combination is contingent upon each of Messrs. Sagredos and Theotokis each remaining as an officer of us on each applicable quarterly vesting date. However, options that have already vested shall continue for their five-year term regardless of whether Mr. Sagredos continues to be an officer and/or director of us. When such shares are issued, we have agreed to use our best efforts to register such shares under the Securities Act of 1933. We will bear the expenses incurred in connection with the filing of any such registration statements. Because the vesting of such of each of Messrs. Sagredos and Theotokis options is contingent upon the consummation of a business combination, his personal and financial interests may influence the motivation in consummating a business combination, including identifying and selecting a target business and negotiating the business terms of such transaction.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

Other than reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our existing stockholders, officers or directors who owned our common stock prior to the public offering, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

Item 14. Principal Accountant Fees and Services

During the fiscal year ended December 31, 2006, The firm of Goldstein Golub Kessler LLP (‘‘GGK’’) was our principal accountant. GGK has a continuing relationship with RSM McGladrey, Inc. (‘RSM”), from which it leases auditing staff who are full time, permanent employees of RSM and through which its partners provide non-audit services. GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid or to be paid to GGK and RSM for services rendered.

Audit Fees

The aggregate fees billed by GGK for professional services rendered for the audit of the Company's balance sheet at July 21, 2006 included in our Current Report on Form 8-K, for the review of the financial statements included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and for services performed in connection with the Company's registration statement on Form S-1, were $83,500.

Audit Related Fees

Other than the fees described under the caption "Audit Fees" above, GGK did not bill any fees for services rendered to us during fiscal year 2006 for assurance and related services in connection with the audit or review of our financial statements.

Tax Fees

The fees billed by RSM for professional services rendered during the fiscal year ended December 31, 2006 for tax compliance, tax advice, and tax planning were $4,500.

All Other Fees

There were no fees billed by GGK for other professional services rendered during the fiscal year ended December 31, 2006.

Pre-Approval of Services

All audit and non-audit services to be performed by the Company's independent accountant must be approved in advance by the Audit Committee. The Audit Committee may delegate to one member of the committee the authority to grant pre-approvals with respect to non-audit services. For audit services, each year the independent accountant provides the Audit Committee with an engagement letter outlining the scope of proposed audit services to be performed during the year, which must be formally accepted by the Committee before the audit commences. The independent accountant also submits an audit services fee proposal, which also must be approved by the Committee before the audit commences.

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

An index to Financial Statements appears on page F-1.

(b) Exhibits.

The following Exhibits are filed as part of this report

Exhibit No.	Description

1.1	Form of Underwriting Agreement (1)

1.2	Form of Selected Dealers Agreement (1)

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	By-laws (1)

4.1	Specimen Unit Certificate (1)

4.2	Specimen Common Stock Certificate (1)

4.3	Specimen Warrant Certificate (1)

4.4	Form of Warrant Agreement between Continental Stock Transfer and Trust Company and the Registrant (1)

10.1	Form of Letter Agreement by George Sagredos (1)

10.2	Form of Letter Agreement by Andreas Theotokis (1)

10.3	Form of Letter Agreement by Jonathan Kollek (1)

10.4	Form of Letter Agreement by Arie Silverberg (1)

10.5	Form of Letter Agreement by David Wong (1)

10.6	Form of Letter Agreement by Marios Pantazopoulos (1)

10.7	Form of Letter Agreement by Maximos Kremos (1)

10.8	Form of Letter Agreement by Peter Blumen (1)

10.9	Investment Management Trust Agreement between Continental Stock Transfer and Trust Company and the Registrant (1)

10.10	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer and Trust Company and the Initial Stockholders (1)

10.12	Promissory Note dated October 6, 2005 issued to George Sagredos (1)

10.13	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders (1)

10.14	Form of Placement Unit Agreement between the Registrant and Maxim Group LLC (1)

10.15	Subscription Agreement and Amendment thereto between the Registrant and George Sagredos (1)

10.16	Stock Option Agreement, dated as of July 21, 2006, between the Registrant and George Sagredos (1)

10.17	Form of $250,000 Promissory Note issued to George Sagredos (1)

10.18	Form of $3,675,000 Convertible Promissory Note (1)

10.19	Form of Assignment and Assumption of Subscription Agreement (1)

10.20	Form of Letter Agreement by Energy Corp. (1)

10.21	Stock Option Agreement, dated as of June 6, 2006, between the Registrant and Andreas Theotokis (1)

10.22	Second Amendment to Subscription Agreement (1)

10.23	Consulting Agreement, dated November 17, 2006, by and between the Registrant and Sinitus AG

14	Code of Business Conduct and Ethics (1)

23.1	Consent of Goldstein Golub Kessler LLP

(1) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-124601).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY INFRASTRUCTURE ACQUISITION CORP.

March 30, 2007	By:	/s/ Marios Pantazopolous
Marios Pantazopolous, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arie Silverberg	Chief Executive Officer and Director (principal executive officer)	March 30, 2007
Arie Silverberg

/s/ Marios Pantazopoulos	Chief Financial Officer and Director (principal financial and accounting officer)	March 30, 2007
Marios Pantazopoulos

/s/ George Sagredos	Chief Operating Officer, President and Director	March 30, 2007
George Sagredos

/s/ Andreas Theotokis	Chairman of the Board of Directors and Director	March 30, 2007
Andreas Theotokis

/s/ Jonathan Kollek	Director	March 30, 2007
Jonathan Kollek

/s/ David Wong	Director	March 30, 2007
David Wong

/s/ Maximos Kremos	Director	March 30, 2007
Maximos Kremos

/s/ Peter Blumen	Director	March 30, 2007
Peter Blumen

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

FINANCIAL STATEMENTS

and

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Energy Infrastructure Acquisition Corp.

We have audited the accompanying balance sheets of Energy Infrastructure Acquisition Corp. (a corporation in the development stage) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006 and for the periods from August 11, 2005 (inception) to December 31, 2005 and August 11, 2005 (inception) to December 31, 2006 (cumulative). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energy Infrastructure Acquisition Corp. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the year ended December 31, 2006 and for the periods from August 11, 2005 (inception) to December 31, 2005 and August 11, 2005 (inception) to December 31, 2006 (cumulative), in conformity with United States generally accepted accounting principles.

/s/ GOLDSTEIN GOLUB KESSLER LLP
GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 28, 2007

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEETS

	December 31,
	2006	2005

ASSETS
Current assets:
Cash	$553,716	$201,781
Money market funds - held in trust	211,414,806	---
Prepaid expenses	113,960	---
Attorney trust account	---	25,000
Total current assets	212,082,482	226,781
Deferred offering costs	---	148,295
Total assets	$212,082,482	$375,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$202,185	$49,205
Accrued offering costs and placement fees	2,722,739	---
Deferred interest on funds held in trust	991,194	---
Accrued interest payable to stockholder	58,649	2,750
Due to stockholder	193,188	---
Note payable to stockholder	---	300,000
Term loan payable to stockholder	475,000	---
Convertible loans payable to stockholder	2,685,000	---
Total liabilities	7,327,955	351,955

Common stock subject to possible redemption - 6,522,945 shares at redemption value	64,597,399	---

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized - 1,000,000 shares; issued - none	---	---
Common stock, $0.0001 par value; authorized - 89,000,000 shares; issued and outstanding - 27,221,747 shares, inclusive of 6,522,945 shares subject to possible redemption, at December 31, 2006, and 5,831,349 shares at December 31, 2005	2,722	583
Paid-in capital in excess of par	143,954,333	24,417
Deficit accumulated during the development stage	(3,799,927)	(1,879)
Total stockholders’ equity	140,157,128	23,121
Total liabilities and stockholders’ equity	$212,082,482	$375,076

See accompanying notes to financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2006	Period from August 11, 2005 (Inception) to December 31, 2005	Period from August 11, 2005 (Inception) to December 31, 2006 (Cumulative)

Operating expenses, including stock-based compensation to management of $5,334,679 for the year ended December 31, 2006, $-0- for the period from August 11, 2005 (Inception) to December 31, 2005, and $5,334,679 for the period from August 11, 2005 (Inception) to December 31, 2006 (cumulative)	$(5,924,945)	$(910)	$(5,925,855)
Interest income	2,182,796	1,781	2,184,577
Interest expense - stockholder	(55,899)	(2,750)	(58,649)
Net loss	$(3,798,048)	$(1,879)	$(3,799,927)
Net loss per common share - basic and diluted	$(0.25)	$(0.00)	$(0.30)
Weighted average number of common shares outstanding - basic and diluted	15,366,555	5,831,349	12,682,432

See accompanying notes to financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock			Paid-in Capital in Excess	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount		of Par	Stage	Equity

Balance, August 11, 2005 (Inception)	---	$	---	$ ---	$ ---	$ ---
Sale of shares to founding stockholders at $0.0043 per share	5,831,349		583	24,417	---	25,000
Net loss for the period ended December 31, 2005	---		---	---	(1,879)	(1,879)
Balance, December 31, 2005	5,831,349		583	24,417	(1,879)	23,121
Shares surrendered and cancelled	(562,500)		(56)	56	---	---
Shares issued in private placement and public offering, net of offering costs	21,750,398		2,175	203,192,600	---	203,194,775
Shares issued to underwriter	202,500		20	(20)	---	---
Shares reclassified to “Common stock subject to possible redemption”	---		---	(64,597,399)	---	(64,597,399)
Stock-based compensation	---		---	5,334,679	---	5,334,679
Net loss for the year	---		---	---	(3,798,048)	(3,798,048)
Balance, December 31, 2006	27,221,747		$2,722	$143,954,333	$(3,799,927)	$140,157,128

See accompanying notes to financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006		Period from August 11, 2005 (Inception) to December 31, 2005		Period from August 11, 2005 (Inception) to December 31, 2006 (Cumulative)
Cash flows from operating activities
Net loss		$(3,798,048)		$(1,879)		$(3,799,927)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation		5,334,679		---		5,334,679
Interest earned on funds held in trust		(3,164,806)		---		(3,164,806)
Increase in -
Prepaid expenses		(113,960)		---		(113,960)
Accounts payable and accrued expenses		201,275		910		202,185
Deferred interest on funds held in trust		991,194		---		991,194
Accrued interest payable to stockholder		55,899		2,750		58,649
Net cash provided by (used in) operating activities		(493,767)		1,781		(491,986)

Cash flows from investing activities
Payments to trust account		(209,250,000)		---		(209,250,000)
Withdrawals from trust account		1,000,000		---		1,000,000
Net cash used in investing activities		(208,250,000)		---		(208,250,000)

Cash flows from financing activities
Proceeds from initial sale of common stock		---		25,000		25,000
Gross proceeds from private placement		8,253,980		---		8,253,980
Gross proceeds from public offering		209,050,000		---		209,050,000
Payments of offering costs		(11,286,466)		(100,000)		(11,386,466)
Proceeds from stockholder loans		3,160,000		300,000		3,460,000
Repayment of stockholder loans		(300,000)		---		(300,000)
(Increase) decrease in attorney trust account		25,000		(25,000)		---
Advances from stockholder, net		193,188		---		193,188
Net cash provided by financing activities		209,095,702		200,000		209,295,702

Net increase in cash		351,935		201,781		553,716
Cash at beginning of period		201,781		---		---
Cash at end of period		$553,716		$201,781		$553,716

Supplemental disclosure of cash flow information:
Non-cash financing activity:
Increase in accrued offering costs and placement fees, net		$2,674,444		$48,295		$2,722,739
Cash paid during the periods for:
Interest	$	---	$	---	$	---
Income taxes	$	---	$	---	$	---

See accompanying notes to financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005

1.  Organization, Proposed Business Operations and Summary of Significant Accounting Policies

Nature of Operations

Energy Infrastructure Acquisition Corp. (the “Company”) was incorporated in Delaware on August 11, 2005 as a blank check company formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in the energy or energy-related industries.

At December 31, 2006, the Company had not yet commenced any business operations and is therefore considered a “corporation in the development stage”. All activity through December 31, 2006 relates to the Company’s formation and the public offering, as described below. The Company has selected December 31 as its fiscal year-end.

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

On July 21, 2006, the closing date of the Public Offering, $202,500,000 was placed in a trust account at Lehman Brothers’ Inc. maintained by Continental Stock Transfer & Trust Company, New York, New York, as trustee (“Trust Account”). This amount includes the net proceeds of the Offerings, a convertible loan in the principal amount of $2,550,000 made prior to the consummation of the Public Offering by Robert Ventures Limited, an off-shore company controlled by the Company’s President and Chief Operating Officer, a term loan in the principal amount of $475,000 made prior to the consummation of the Public Offering by the Company’s President and Chief Operating Officer, $2,107,540 of contingent underwriting compensation and placement fees (the “Discount”), to be paid to the underwriters and Maxim Group LLC (“Maxim”), respectively, if and only if, a business combination is consummated. The funds in the Trust Account will be invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Trust Account as part of a plan of dissolution and liquidation approved by the Company’s stockholders.

In addition to the contingent and/or deferred underwriting compensation and placement fees of $2,107,540 held in trust and described above, the Company was obligated to pay $412,699 in deferred placement fees to Maxim in connection with the Regulation S private placement and an additional underwriting fee of $500,000 deferred until the consummation of a business combination. Pursuant to amendments to the Underwriting Agreement, the underwriters subsequently agreed to waive the Company’s obligation to pay the underwriters such additional deferred compensation.

On August 31, 2006, the underwriters of the Company’s public offering exercised their option to purchase an additional 675,000 units to cover over-allotments. An additional $6,750,000 was placed in the Trust Account, bringing the total amount placed into the Trust Account to $209,250,000. This additional amount includes representing the net proceeds of the over-allotment of $6,615,000, and an additional convertible loan made to the Company by Robert Ventures Limited of $135,000. The Company incurred an underwriting fee of $337,500 relating to this exercise, of which $202,500 is deferred and contingent upon the consummation of a business combination.

During the year ended December 31, 2006, the Company reimbursed certain of its officers and directors for travel and other expenses aggregating $286,102, which were recorded as offering costs.

The Company will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that the Company’s capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used to finance the operations of the target business. Pursuant to an agreement with Maxim, the representative of the underwriters, approximately $3,430,000 of the interest earned on the proceeds being held in the Trust Account for the Company’s benefit (net of taxes payable) will be released to the Company upon request, and in such intervals and in such amounts as desired and are available to fund the Company’s working capital. Management believes that the working capital available, in addition to the funds available outside of the trust account will be sufficient to allow the Company to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Interest earned on the proceeds held in trust will also be allocated (i) to make quarterly interest payments aggregating approximately $215,000 on the $2,550,000 convertible loan and the $135,000 convertible loan and (ii) to repay the $475,000 term loan. Accrued interest shall also be applied to repay the principal of the convertible loan on the earlier of the Company’s dissolution and liquidation or a business combination to the extent such loan has not been converted.

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

With respect to the first business combination that is approved and consummated, any holder of shares sold in the Public Offering (the “Public Stockholders”) who votes against the business combination, may demand that the Company redeem their shares. The per share redemption price will equal $10.00 per share (inclusive of a pro rata portion of the Discount ($0.10 per share)) and interest earned thereon, subject to certain reductions. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares sold in the Offerings may seek redemption of their shares in the event of a business combination.

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

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

For federal income tax purposes, substantially all expenses, except for interest and taxes are deemed start-up and organization costs and must be deferred until the Company commences business operations at which time they may be written off over a 60-month period.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

For federal income tax purposes, net operating losses can be carried forward for a period of 20 years until they are either utilized or until they expire.

Stock-Based Payments

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123R superseded APB No. 25 and amended SFAS No. 95, "Statement of Cash Flows". Effective January 1, 2006, SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.

The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

Accordingly, the Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. The Company did not have any modified grants during the year ended December 31, 2006.

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. The Company did not have any unvested outstanding stock options and warrants at December 31, 2005.

Pro forma information regarding net income (loss) per share is required by SFAS No. 123 as if the Company had accounted for its employee stock options and warrants under the fair value method of such statement. However, during the period from August 11 (Inception) to December 31, 2005, the Company had no stock options or warrants outstanding. Accordingly, no pro forma financial disclosure has been presented for the period from August 11, 2005 (Inception) to December 31, 2005.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under generally accepted accounting principles. SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the potential effect of SFAS No. 157 on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is currently assessing the potential effect of SFAS No. 159 on its financial statements.

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

Securities entitling the holder thereof to acquire shares of common stock that have been excluded from the calculation of diluted loss per share due to their anti-dilutive effect are as follows at December 31, 2006:

Warrants	21,750,398
Stock options	3,585,000
Convertible loans	537,000
Total	25,872,398

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

Fair Value of Financial Instruments

The carrying amounts of cash, money market funds, prepaid expenses, accounts payable, accrued expenses, notes, loans and amounts due to stockholder approximate their respective fair values due to the short-term nature of these items and/or the current interest rates payable in relation to current market conditions.

2.  Private Placement and Public Offering

Private Placement

On January 2, 2006, George Sagredos, the Company’s President and Chief Operating Officer, entered into a binding firm commitment subscription agreement to purchase 825,398 units of the Company at $10.00 per unit pursuant to Regulation S under the Securities Act of 1933, as amended. In June 2006, Mr. Sagredos assigned such subscription agreement to Energy Corp., an off-shore Company that he controls, to purchase such securities on the same terms. On July 17, 2006, the subscription of $8,253,980 was funded.

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

3.  Money Market Funds - Held in Trust

Money market funds - held in trust at December 31, 2006 consist of Lehman Brothers Municipal Money Fund Tax Free Money Fund of $70,671,722, including accrued interest of $206,244, and Money Market Obligations Trust Tax Free Obligations of $140,743,084, including accrued interest of $410,958, with coupon rates of 3.675% and 3.679%, respectively, at December 31, 2006.

4.  Notes and Advances Payable to Stockholder

On October 6, 2005, the Company issued an unsecured promissory note for $300,000 to George Sagredos, the Company’s President and Chief Operating Officer. The note bore interest at the rate of 4% per annum and was payable on the earlier of the consummation of the Public Offering or October 6, 2006. The principal balance of the note was repaid on July 21, 2006 from the proceeds of the Private Placement and Public Offering.

On July 17, 2006, Robert Ventures Limited, an off-shore company controlled by Mr. Sagredos, loaned $2,550,000 to the Company in the form of a convertible note. Such loan bears interest at a per annum rate equivalent to the per annum interest rate applied to funds held in the Trust Account during the quarterly period covered by such interest payment (average 3.445% during the year ended December 31, 2006). The Company is obligated to make quarterly interest payments on such loan following the expiration of the first full quarter after the date that it has drawn down at least $1,000,000 from accrued interest on the Trust Account to fund its working capital requirements. During the quarter ended December 31, 2006, the Company had met this requirement. Accordingly, the Company will commence making quarterly interest payments effective April 1, 2007. Principal on the loan is due the earlier of the Company’s liquidation or the consummation of a business combination. The holder of the loan has the option to convert all of the principal of such indebtedness into units that are identical to the units offered in the Public Offering, at a conversion price of $10.00 a unit, commencing 2 days following the date the Company files a preliminary proxy statement with respect to a proposed business combination. In the event that the holder of the convertible loan elects to convert the full amount of the loan, it will receive 255,000 units which, upon separation of the units would result in the holder having an additional 255,000 shares of common stock and 255,000 warrants.

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

On July 17, 2006, Mr. Sagredos also loaned $475,000 to the Company. Such loan bears interest at a per annum interest rate equivalent to the per annum interest rate applied to the funds held in the Trust Account during the same period that such loan is outstanding (average 3.445% during the year ended December 31, 2006). The Company is obligated to repay the principal and accrued interest on such loan following the earlier of (i) the expiration of the second full quarter after the date that it has drawn down at least $1,000,000 from accrued interest on the Trust Account to fund its working capital requirements, (ii) the consummation of a business combination by the Company, or (iii) the Company’s dissolution and liquidation. . During the quarter ended December 31, 2006, the Company had met this requirement. Accordingly, the Company will be required to repay the principal and accrued interest of this loan on July 1, 2007.

In addition to the above, the Company is also indebted to Mr. Sagredos for non-interest bearing advances totaling $193,188 as of December 31, 2006.

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

On July 18, 2006, the Company agreed to issue to Maxim, as representative of the underwriters, 202,500 shares of its common stock to be deposited into escrow, subject to forfeiture, and released to the representative only upon consummation of a business combination.

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

7. Stock Options

On July 18, 2006, the Company rescinded all prior agreements to grant stock options to each of Messrs. Sagredos and Theotokis. Such agreements were to be effective on the closing date of the Public Offering (see Note 2). Also on July 18, 2006, the Company authorized the grant to Mr. Sagredos on the closing date of the Public Offering, of an option to purchase an aggregate of 2,688,750 shares of common stock, at an exercise price of $0.01 per share, with the option exercisable in four quarterly installments of 672,187 options on each of the first three quarterly installment dates and 672,189 options on the fourth quarterly installment date, with the first installment vesting on the date of expiration of the three-month period immediately following the consummation of a business combination, and with the vesting of such options contingent upon Mr. Sagredos being an officer of the Company on each respective vesting date. The Company also approved the grant to Mr. Theotokis on the closing date of the Public Offering, an option to purchase an aggregate of 896,250 shares of Common Stock, at an exercise price of $0.01 per share, with such option exercisable in four quarterly installments of 224,062 options on each of the first three quarterly installment dates and 224,064 options on the fourth quarterly installment date, with the first installment vesting on the date of expiration of the three-month period immediately following the consummation of a business combination, subject to Mr. Theotokis being an officer the Company on each respective vesting date. The options granted to Messrs. Sagredos and Theotokis are exerciseable for a term of five years after the vesting date.

Because the grant of the options is deemed to be stock-based compensation, commencing on the date of grant (which occurred at the closing of the Public Offering), pursuant to SFAS No. 123R, the Company is required to record a charge to earnings in an amount equal to the fair value of such options, which the Company has estimated using the Black-Scholes option-pricing model, to be an aggregate of approximately $34,920,000. In valuing the options, the Company did not consider it necessary to evaluate possible variations in volatility, since, due to the large spread between the strike price and the fair value of the underlying stock, the Black-Scholes formula yields a value capped at the fair value of the underlying share. In accounting for the options, the Company considers the consummation of a business combination to be a performance condition that is expected to be met. As a result of including the two-year period that the Company has to effect a business combination and the one-year vesting period of the options, the Company expects that the charge to earnings with respect to each quarterly installment will be amortized over a maximum period of 36 months, which is the implicit service period. Accordingly, on an aggregate basis, assuming the 36 month amortization period following the closing of the Public Offering, as a result of the grant of such options, the Company will charge approximately $2,910,000 to earnings during each fiscal quarter as follows:

Years Ended December 31,	Amount

2007	$11,640,000
2008	11,640,000
2009	6,310,000
$29,590,000

In the event that the Company consummates a business combination in less than two years from the closing date of the Public Offering, the above amortization schedule would be accelerated and the Company therefore would record an increased charge to operations through such date based on the revised estimate of the implicit service period.

A summary of stock option activity for the year ended December 31, 2006 is shown below.

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (Years)

Options outstanding at December 31, 2005	---	$	---	---
Granted	3,585,000		0.01	---
Exercised	---		---	---
Cancelled	---		---	---
Options outstanding at December 31, 2006	3,585,000		$0.01	4.96
Options exercisable at December 31, 2006	---	$	---	---

The aggregate intrinsic value of stock options outstanding at December 31, 2006 was $33,842,400.

8. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 2006 and 2005 are as follows:

	December 31,
	2006		2005

Start-up and organization costs		$144,000	$	---
Interest expense to related party		20,000		---
Net operating loss carryforwards		54,000		1,000
Total deferred tax assets		218,000		1,000
Valuation allowance		(218,000)		(1,000)
Net deferred tax assets	$	---	$	---

No federal tax provision has been provided for the periods ended December 31, 2006 and 2005 due to the losses incurred to date. The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the effective rate for the periods ended December 31, 2006 and 2005 is as follows:

	Periods Ended December 31,
	2006	2005

U.S. federal statutory tax rate	(34.0%)	(34.0%)
Tax-exempt interest income	(19.5%)	---
Non-deductible stock-based compensation	47.8%	---
Change in valuation allowance	5.7%	34.0%
Effective tax rate	0.0%	0.0%

At December 31, 2006, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $158,000 which, if not utilized earlier, expire beginning in 2026.

9.  Commitments and Contingencies

The Company will not proceed with a business combination if Public Stockholders owning 30% or more of the shares sold in the Private Placement and Public Offering vote against the business combination and exercise their redemption rights. Accordingly, the Company may effect a business combination if Public Stockholders owning up to approximately 29.99% of the aggregate shares sold in the Private Placement and Public Offering exercise their redemption rights. If this occurred, the Company would be required to redeem for cash up to approximately 29.99% of the 21,750,398 shares of common stock included in the units, or 6,522,945 shares of common stock, at an expected initial per-share redemption price of $10.00, plus a pro rata share of the accrued interest earned on the trust account (net of (i) taxes payable on interest earned, (ii) up to $3,430,111 of interest income released to the Company to fund its working capital, (iii) payment of quarterly interest payments on the convertible loan and repayment of the convertible loan upon the earlier to occur of the Company’s dissolution and liquidation or a business combination, if not converted, and (iv) repayment of the term loan, plus accrued interest), including a pro rata share of the accrued interest earned on the underwriters’ contingent compensation. However, the ability of stockholders to receive $10.00 per unit is subject to any valid claims by the Company’s creditors which are not covered by amounts held in the trust account or the indemnities provided by the Company’s officers and directors. The expected redemption price per share is greater than each stockholder’s initial pro rata share of the trust account of approximately $9.90. Of the excess redemption price, approximately $0.10 per share represents a portion of the underwriters’ contingent fee, which they have agreed to forego for each share that is redeemed. Accordingly, the total contingent underwriting compensation payable to the underwriters in the event of a business combination will be reduced by approximately $0.10 for each share that is redeemed. The balance will be paid from proceeds held in the trust account, which are payable to the Company upon consummation of a business combination. In order to partially offset the resulting dilution to non-redeeming stockholders, management has agreed to surrender shares to the Company (at an assumed value of $10.00 per share) for cancellation, up to a maximum of 270,000 shares. Even if less than 30% of the stockholders exercise their redemption rights, the Company may be unable to consummate a business combination if such redemption leaves the Company with funds representing less than a fair market value at least equal to 80% of the amount in the trust account (excluding any funds held for the benefit of the underwriters and Maxim ) at the time of such acquisition, which amount is required as a condition to the consummation of the Company’s initial business combination, and the Company may be forced to find additional financing to consummate such a business combination, consummate a different business combination or liquidate.

On July 24, 2006, the Company entered into a two-year agreement for investor relations and financial media support services for a minimum monthly fee of $3,500 before a business combination, or $6,500 after a business combination.

The Company has engaged Maxim, the representative of the underwriters of its Public Offering, on a non-exclusive basis, as its agent for the solicitation of the exercise of the warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange Commission, the Company has agreed to pay the representative for bona fide services rendered a commission equal to 5% of the exercise price for each warrant exercised more than one year after the date of the prospectus if the exercise was solicited by the underwriters. In addition to soliciting, either orally or in writing, the exercise of the warrants, the representative’s services may also include disseminating information, either orally or in writing, to warrant holders about the Company or the market for the Company’s securities, and assisting in the processing of the exercise of the warrants. No compensation will be paid to the representative upon the exercise of the warrants if:

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

As of October 1, 2006, the Company terminated its Administrative Services Agreement with an unaffiliated third party, in connection with which the Company paid $7,500 per month commencing July 21, 2006, the closing date of the Public Offering, for office space and general and administrative expenses, and entered into a Consulting Agreement with the same party providing for the same monthly fee of $7,500, for a term concluding on the consummation of a business combination.

In October 2006, the Company contracted for the use of administrative services, including shared facilities and personnel, for a term of one year at a minimum annual cost of $10,000.

On November 17, 2006, the Company entered into an agreement for assistance in identifying, assessing and evaluating from all aspects potential targets leading to a business combination. The agreement expires on May 31, 2007 and calls for four monthly payments, starting December 2006, of $40,000, plus a fifth and final payment of $25,000.

On December 18, 2006, the Company executed an agreement with Maxim for professional services to be rendered in connection with the acquisition of a target company. The agreement terminates on July 18, 2008 and requires the Company to pay Maxim a financial advisor fee equal to 0.75%, not to exceed $2,750,000, of the total consideration, as defined in the agreement, paid in such acquisition, plus a finder’s fee equal to 0.5% of the consideration for any target introduced to the Company.

10.  Quarterly Results of Operations (Unaudited)

The following table sets forth unaudited quarterly results of operations for the years ended December 31, 2006 and 2005. This unaudited quarterly information has been derived from the Company’s unaudited financial statements and, in the Company’s opinion, includes all adjustments, including normal recurring adjustments, necessary for a fair presentation of the information for the periods covered. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Three Months Ended				Year Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	December 31, 2006

Operating expenses	$(2,250)	$(10,837)	$(2,617,413)	$(3,294,445)	$(5,924,945)
Interest income	1,049	17	934,874	1,246,856	2,182,796
Interest expense - stockholder	(2,959)	(2.992)	(22,291)	(27,657)	(55,899)
Net loss	$(4,160)	$(13,812)	$(1,704,830)	$(2,075,246)	$(3,798,048)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.08)	$(0.08)	$(0.25)
Weighted average number of common shares outstanding - basic and diluted	5,831,349	5,831,349	22,270,845	27,221,747	15,366,555

	Period from August 11, 2005 (inception) to September 30, 2005	Three Months Ended December 31, 2005		Period from August 11, 2005 (inception) to December 31, 2005

Operating expenses	$(910)	$	---	$(910)
Interest income	---		1,781	1,781
Interest expense - stockholder	---		(2,750)	(2,750)
Net loss	$(910)		$(969)	$(1,879)

Net loss per common share - basic and diluted	$(0.00)		$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	5,831,349		5,831,349	5,831,349