Form 10-Q
period 2007-03-31
Energy Infrastructure Acquisition Corp.
filed 2007-05-15
CIK 1350886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________.

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

There were 27,221,747 shares of the Registrant’s common stock issued and outstanding as of May 7, 2007.

Energy Infrastructure Acquisition Corp. Index to Form 10-Q

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash	$117,676	$553,716
Money market funds - held in trust	213,210,639	211,414,806
Prepaid expenses	79,670	113,960
Total assets	$213,407,985	$212,082,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$296,987	$202,185
Accrued offering costs and placement fees	2,619,564	2,722,739
Deferred interest on funds held in trust	1,542,338	991,194
Accrued interest payable to stockholder	28,871	58,649
Due to stockholder	193,188	193,188
Term loan payable to stockholder	475,000	475,000
Convertible loans payable to stockholder	2,685,000	2,685,000
Total liabilities	7,840,948	7,327,955

Common stock subject to possible redemption - 6,522,945 shares at redemption value	64,597,399	64,597,399

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized - 1,000,000 shares; issued - none	—	—
Common stock, $0.0001 par value; authorized - 89,000,000 shares; issued and outstanding - 27,221,747 shares, inclusive of 6,522,945 shares subject to possible redemption	2,722	2,722
Paid-in capital in excess of par	146,864,158	143,954,333
Deficit accumulated during the development stage	(5,897,242)	(3,799,927)
Total stockholders’ equity	140,969,638	140,157,128

Total liabilities and stockholders’ equity	$213,407,985	$212,082,482

See accompanying notes to condensed financial statements

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

			Period from
	Three Months Ended		August 11, 2005
	March 31,		(Inception ) to
			March 11, 2007
	2007	2006	(Cumulative)

Operating expenses, including stock-based compensation to management of $2,909,825 and $-0- for the three months ended March 31, 2007 and 2006, respectively, and $8,244,504 for the period from August 11, 2005 (Inception) to March 31, 2007 (cumulative)	$(3,316,275)	$(2,250)	$(9,242,130)
Interest income	1,245,903	1,049	3,430,480
Interest expense - stockholder	(26,943)	(2,959)	(85,592)

Net loss	$(2,097,315)	$(4,160)	$(5,897,242)

Net loss per common share - basic and diluted	$(0.08)	$(0.00)	$(0.40)

Weighted average number of common shares outstanding - basic and diluted	27,221,747	5,831,349	14,870,623

See accompanying notes to condensed financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

				Deficit
			Paid-in	Accumulated
			Capital	During the	Total
	Common Stock		in Excess	Development	Stockholders’
	Shares	Amount	of Par	Stage	Equity
Balance, August 11, 2005 (Inception)	—	$—	$—	$—	$—
Sale of shares to founding stockholders at $0.0043 per share	5,831,349	583	24,417	—	25,000
Net loss for the period ended December 31, 2005	—	—	—	(1,879)	(1,879)
Balance, December 31, 2005	5,831,349	583	24,417	(1,879	23,121
Shares surrendered and cancelled	(562,500)	(56)	56	—	—
Shares issued in private placement and public offering, net of offering costs	21,750,398	2,175	203,192,600	—	203,194,775
Shares issued to underwriter	202,500	20	(20)	—	—
Shares reclassified to “Common stock subject to possible redemption”	—	—	(64,597,399)	—	(64,597,399)
Stock-based compensation	—	—	5,334,679	—	5,334,679
Net loss for the year ended December 31, 2006	—	—	---	(3,798,048)	(3,798,048)
Balance, December 31, 2006	27,221,747	2,722	143,954,333	(3,799,927	140,157,128

Unaudited
Stock-based compensation			2,909,825		2,909,825
Net loss for the three months ended March 31, 2007				(2,097,315)	(2,097,315)
Balance, March 31, 2007	27,221,747	$2,722	$146,864,158	$(5,897,242)	$140,969,638

See accompanying notes to condensed financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

			Period from
	Three Months Ended		August 11, 2005
	March 31,		(Inception) to
			March 31, 2007
	2007	2006	(Cumulative)

Cash flows from operating activities
Net loss	$(2,097,315)	$(4,160)	$(5,897,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,909,825	—	8,244,504
Interest earned on funds held in trust	(1,795,833)	—	(4,960,639)
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses	34,290	—	(79,670)
Increase (decrease) in -
Accounts payable and accrued expenses	94,802	—	296,987
Deferred interest on funds held in trust	551,144	—	1,542,338
Accrued interest payable to stockholder	(29,778)	2,959	28,871
Net cash used in operating activities	(332,865)	(1,201)	(824,851)

Cash flows from investing activities
Payments to trust account	—	—	(209,250,000)
Withdrawals from trust account	—	—	1,000,000
Net cash used in investing activities	—	—	(208,250,000)

Cash flows from financing activities
Proceeds from initial sale of common stock	—	—	25,000
Gross proceeds from private placement	—	—	8,253,980
Gross proceeds from public offering	—	—	209,050,000
Payments of offering costs	(103,175)	(85,824)	(11,489,641)
Proceeds from stockholder loans	—	—	3,460,000
Repayment of stockholder loans	—	—	(300,000)
Advances from stockholder, net	—	—	193,188
Net cash provided by (used in) financing activities	(103,175)	(85,824)	209,192,527

Net increase (decrease) in cash	(436,040)	(87,025)	117,676
Cash at beginning of period	553,716	201,781	—
Cash at end of period	$117,676	$114,756	$117,676

Supplemental disclosure of cash flow information:
Non-cash financing activity
Increase in accrued offering costs and placement fees, net	$—	$149,051	$2,619,564

Cash paid during the periods for:
Interest	$56,721	$—	$56,721

See accompanying notes to condensed financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

March 31, 2007 and December 31, 2006

1. Basis of Presentation

The financial statements of Energy Infrastructure Acquisition Corp. (the “Company”) at March 31, 2007, for the three months ended March 31, 2007 and 2006, and for the period from August 11, 2005 (Inception) to March 31, 2007 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2007 and the results of its operations and its cash flows for the three months ended March 31, 2007 and 2006, and for the period from August 11, 2005 (Inception) to March 31, 2007 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on March 30, 2007.

2. Organization, Proposed Business Operations and Summary of Significant Accounting Policies

Nature of Operations

The Company was incorporated in Delaware on August 11, 2005 as a blank check company formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in the energy or energy-related industries.

At March 31, 2007, the Company had not yet commenced any business operations and is therefore considered a “corporation in the development stage”. All activity through March 31, 2007 relates to the Company’s formation and the public offering, as described below. The Company has selected December 31 as its fiscal year-end.

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

In addition to the contingent and/or deferred underwriting compensation and placement fees of $2,107,540 held in trust and described above, the Company was obligated to pay $412,699 in deferred placement fees to Maxim in connection with the Regulation S private placement and an additional underwriting fee of $500,000 deferred until the consummation of a business combination. Pursuant to amendments to the Underwriting Agreement, the underwriters subsequently agreed to waive the Company’s obligation to pay the underwriters such additional deferred compensation. On February 28, 2007, the Company paid the first of four quarterly installments of $103,175 due on the deferred placement fee of $412,699.

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

Stock-Based Compensation

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the Company's financial statements. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The tax years 2005 and 2006 remain open to examination by the major taxing jurisdictions to which it is subject.

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

Securities entitling the holder thereof to acquire shares of common stock that have been excluded from the calculation of diluted loss per share due to their anti-dilutive effect are as follows at March 31, 2007 and December 31, 2006:

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

4. Notes and Advances Payable to Stockholder

On July 17, 2006, Robert Ventures Limited, an off-shore company controlled by Mr. Sagredos, loaned $2,550,000 to the Company in the form of a convertible note. Such loan bears interest at a per annum rate equivalent to the per annum interest rate applied to funds held in the Trust Account during the quarterly period covered by such interest payment (average 3.458% during the quarter ended March 31, 2007). The Company is obligated to make quarterly interest payments on such loan following the expiration of the first full quarter after the date that it has drawn down at least $1,000,000 from accrued interest on the Trust Account to fund its working capital requirements. During the quarter ended December 31, 2006, the Company had met this requirement. Accordingly, on March 12, 2007, the Company made its first quarterly interest payment of $54,394 for interest accrued on this loan through February 28, 2007. Principal on the loan is due the earlier of the Company’s liquidation or the consummation of a business combination. The holder of the loan has the option to convert all of the principal of such indebtedness into units that are identical to the units offered in the Public Offering, at a conversion price of $10.00 a unit, commencing 2 days following the date the Company files a preliminary proxy statement with respect to a proposed business combination. In the event that the holder of the convertible loan elects to convert the full amount of the loan, it will receive 255,000 units which, upon separation of the units would result in the holder having an additional 255,000 shares of common stock and 255,000 warrants.

On August 31, 2006, in connection with the underwriters' exercise of their option to purchase an additional 675,000 units to cover over-allotments, Roberts Ventures Limited loaned an additional $135,000 to the Company in the form of a convertible loan under the same terms and conditions as described above. On March 12, 2007, the Company made its first quarterly interest payment of $2,327 for interest accrued on this loan through February 28, 2007. In the event that the holder of the additional convertible loan elects to convert the full amount of the loan, it will receive an additional 13,500 units which, upon separation of the units would result in the holder having an additional 13,500 shares of common stock and 13,500 warrants.

On July 17, 2006, Mr. Sagredos also loaned $475,000 to the Company. Such loan bears interest at a per annum interest rate equivalent to the per annum interest rate applied to the funds held in the Trust Account during the same period that such loan is outstanding (average 3.449% from inception to March 31, 2007). The Company is obligated to repay the principal and accrued interest on such loan following the earlier of (i) the expiration of the second full quarter after the date that it has drawn down at least $1,000,000 from accrued interest on the Trust Account to fund its working capital requirements, (ii) the consummation of a business combination by the Company, or (iii) the Company’s dissolution and liquidation. During the quarter ended December 31, 2006, the Company had met this requirement. Accordingly, the Company will be required to repay the principal and accrued interest of this loan on July 1, 2007.

In addition to the above, the Company is also indebted to Mr. Sagredos for non-interest bearing advances totaling $193,188 as of March 31, 2007 and December 31, 2006.

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

7. Stock Options

On July 18, 2006, the Company rescinded all prior agreements to grant stock options to each of Messrs. Sagredos and Theotokis. Such agreements were to be effective on the closing date of the Public Offering (see Note 2). Also on July 18, 2006, the Company authorized the grant to Mr. Sagredos on the closing date of the Public Offering, of an option to purchase an aggregate of 2,688,750 shares of common stock, at an exercise price of $0.01 per share, with the option exercisable in four quarterly installments of 672,187 options on each of the first three quarterly installment dates and 672,189 options on the fourth quarterly installment date, with the first installment vesting on the date of expiration of the three-month period immediately following the consummation of a business combination, and with the vesting of such options contingent upon Mr. Sagredos being an officer of the Company on each respective vesting date. The Company also approved the grant to Mr. Theotokis on the closing date of the Public Offering, an option to purchase an aggregate of 896,250 shares of Common Stock, at an exercise price of $0.01 per share, with such option exercisable in four quarterly installments of 224,062 options on each of the first three quarterly installment dates and 224,064 options on the fourth quarterly installment date, with the first installment vesting on the date of expiration of the three-month period immediately following the consummation of a business combination, subject to Mr. Theotokis being an officer the Company on each respective vesting date. The options granted to Messrs. Sagredos and Theotokis are exercisable for a term of five years after the vesting date.

Because the grant of the options is deemed to be stock-based compensation, commencing on the date of grant (which occurred at the closing of the Public Offering), pursuant to SFAS No. 123R, the Company is required to record a charge to earnings in an amount equal to the fair value of such options, which the Company has estimated using the Black-Scholes option-pricing model, to be an aggregate of approximately $34,920,000. In valuing the options, the Company did not consider it necessary to evaluate possible variations in volatility, since, due to the large spread between the strike price and the fair value of the underlying stock, the Black-Scholes formula yields a value capped at the fair value of the underlying share. In accounting for the options, the Company considers the consummation of a business combination to be a performance condition that is expected to be met. As a result of including the two-year period that the Company has to effect a business combination and the one-year vesting period of the options, the Company expects that the charge to earnings with respect to each quarterly installment will be amortized over a maximum period of 36 months, which is the implicit service period. Accordingly, on an aggregate basis, assuming the 36 month amortization period following the closing of the Public Offering, as a result of the grant of such options, the Company will recognize cost as follows:

Years Ending
December 31,	Amount
2007 (nine months)	$8,730,000
2008	11,640,000
2009	6,310,000
26,680,000

In the event that the Company consummates a business combination in less than two years from the closing date of the Public Offering, the above amortization schedule would be accelerated and the Company therefore would record an increased charge to operations through such date based on the revised estimate of the implicit service period.

The aggregate intrinsic value of stock options outstanding at March 31, 2007 was $34,308,500.

8. Commitments and Contingencies

The Company will not proceed with a business combination if Public Stockholders owning 30% or more of the shares sold in the Private Placement and Public Offering vote against the business combination and exercise their redemption rights. Accordingly, the Company may effect a business combination if Public Stockholders owning up to approximately 29.99% of the aggregate shares sold in the Private Placement and Public Offering exercise their redemption rights. If this occurred, the Company would be required to redeem for cash up to approximately 29.99% of the 21,750,398 shares of common stock included in the units, or 6,522,945 shares of common stock, at an expected initial per-share redemption price of $10.00, plus a pro rata share of the accrued interest earned on the trust account (net of (i) taxes payable on interest earned, (ii) up to $3,430,111 of interest income released to the Company to fund its working capital, (iii) payment of quarterly interest payments on the convertible loan and repayment of the convertible loan upon the earlier to occur of the Company’s dissolution and liquidation or a business combination, if not converted, and (iv) repayment of the term loan, plus accrued interest), including a pro rata share of the accrued interest earned on the underwriters’ contingent compensation. However, the ability of stockholders to receive $10.00 per unit is subject to any valid claims by the Company’s creditors which are not covered by amounts held in the trust account or the indemnities provided by the Company’s officers and directors. The expected redemption price per share is greater than each stockholder’s initial pro rata share of the trust account of approximately $9.90. Of the excess redemption price, approximately $0.10 per share represents a portion of the underwriters’ contingent fee, which they have agreed to forego for each share that is redeemed. Accordingly, the total contingent underwriting compensation payable to the underwriters in the event of a business combination will be reduced by approximately $0.10 for each share that is redeemed. The balance will be paid from proceeds held in the trust account, which are payable to the Company upon consummation of a business combination. In order to partially offset the resulting dilution to non-redeeming stockholders, management has agreed to surrender shares to the Company (at an assumed value of $10.00 per share) for cancellation, up to a maximum of 270,000 shares. Even if less than 30% of the stockholders exercise their redemption rights, the Company may be unable to consummate a business combination if such redemption leaves the Company with funds representing less than a fair market value at least equal to 80% of the amount in the trust account (excluding any funds held for the benefit of the underwriters and Maxim) at the time of such acquisition, which amount is required as a condition to the consummation of the Company’s initial business combination, and the Company may be forced to find additional financing to consummate such a business combination, consummate a different business combination or liquidate.

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

The Company has engaged Maxim, the representative of the underwriters of its Public Offering, on a non-exclusive basis, as its agent for the solicitation of the exercise of the warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange Commission, the Company has agreed to pay the representative for bona fide services rendered a commission equal to 5% of the exercise price for each warrant exercised more than one year after the date of the prospectus if the exercise was solicited by the underwriters. In addition to soliciting, either orally or in writing, the exercise of the warrants, the representative’s services may also include disseminating information, either orally or in writing, to warrant holders about the Company or the market for the Company’s securities, and assisting in the processing of the exercise of the warrants. No compensation will be paid to the representative upon the exercise of the warrants if:

•	the market price of the underlying shares of common stock is lower than the exercise price;

•	the holder of the warrants has not confirmed in writing that the representative solicited the exercise;

•	the warrants are held in a discretionary account;

•	the warrants are exercised in an unsolicited transaction; or

•	the arrangement to pay the commission is not disclosed in the prospectus provided to warrant holders at the time of exercise.

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

In October 2006, the Company contracted with an unrelated party for the use of administrative services, including shared facilities and personnel, for a term of one year at a minimum cost of $10,000.

On November 17, 2006, the Company entered into an agreement for assistance in identifying, assessing and evaluating from all aspects potential targets leading to a business combination. The agreement expires on May 31, 2007 and calls for four monthly payments, starting December 2006, of $40,000, plus a fifth and final payment of $25,000.

On December 18, 2006, the Company entered an agreement with Maxim for professional services to be rendered in connection with the acquisition of a target company. The agreement terminates on July 18, 2008 and requires the Company to pay Maxim a financial advisor fee equal to 0.75%, not to exceed $2,750,000, of the total consideration, as defined in the agreement, paid in such acquisition, plus a finder’s fee equal to 0.5% of the consideration for any target introduced to the Company.

On February 26, 2007, the Company entered into an agreement for assistance in identifying and evaluating potential acquisition opportunities. The agreement is terminable upon 30 days’ written notice by either party and provides for a success fee of one percent of the transaction value in the event the adviser’s efforts lead to a successful business combination.

On March 5, 2007, the Company entered into an agreement for assistance in identifying, evaluating and negotiating potential acquisition opportunities. The agreement provides for a success fee of one percent of the transaction value in the event the adviser’s efforts lead to a successful business combination.

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

Results of operations for the three-month period ended March 31, 2007

We incurred a net loss of $2,097,315 for the three-month period ended March 31, 2007. The net loss consisted of $3,316,275 of operating expenses and $26,943 of interest expense, reduced by interest income of $1,245,903. Operating expenses of $3,316,275 consisted of consulting and professional fees of $280,450, stock-based compensation of $2,909,825, insurance expense of $37,812, travel expense of $24,804, Delaware franchise fees of $41,250 and other operating costs of $22,134.

The trust account earned interest of $1,795,833 during the three months ended March 31, 2007, including $551,144 of interest income attributable to common stock subject to possible redemption.

Until we enter into a business combination, we will not generate operating revenues. We had no funds in trust as of March 31, 2006.

For the period from January 1, 2006 to March 31, 2006, we incurred operating expenses of $2,250, which consisted of formation costs.

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

In addition to the above described allocation of interest accrued on the trust account, at March 31, 2007, we had funds aggregating $117,676 held outside of the trust account.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007, was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The net proceeds deposited in the Trust Account remain on deposit in the Trust Account earning interest. As of March 31, 2007 there was $213,210,639 held in the Trust Account, including interest income of $3,960,639.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.2	Certification of the Chief Financial Officer and (Principal Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

32
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

ENERGY INFRASTRUCTURE ACQUISITION CORP.

May 15, 2007	By:	/s/ Arie Silverberg
Arie Silverberg
Chief Executive Officer