Form 10-Q
period 2007-06-30
Energy Infrastructure Acquisition Corp.
filed 2007-08-14
CIK 1350886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

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

_______________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 27,221,747 shares of the Registrant’s common stock issued and outstanding as of August 6, 2007.

Energy Infrastructure Acquisition Corp. Index to Form 10-Q

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash	$15,866	$553,716
Money market funds - held in trust	214,116,612	211,414,806
Prepaid expenses	35,308	113,960
Total assets	$214,167,786	$212,082,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$380,049	$202,185
Accrued offering costs and placement fees	2,516,390	2,722,739
Deferred interest on funds held in trust	2,119,280	991,194
Accrued interest payable to stockholder	17,281	58,649
Due to stockholder	—	193,188
Term loan payable to stockholder	—	475,000
Convertible loans payable to stockholder	2,685,000	2,685,000
Total liabilities	7,718,000	7,327,955

Common stock subject to possible redemption - 6,522,945 shares at redemption value	64,597,399	64,597,399

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized - 1,000,000 shares; issued - none	—	—
Common stock, $0.0001 par value; authorized - 89,000,000 shares; issued and outstanding - 27,221,747 shares, inclusive of 6,522,945 shares subject to possible redemption	2,722	2,722
Paid-in capital in excess of par	149,773,982	143,954,333
Deficit accumulated during the development stage	(7,924,317)	(3,799,927)
Total stockholders’ equity	141,852,387	140,157,128

Total liabilities and stockholders’ equity	$214,167,786	$212,082,482

See accompanying notes to condensed financial statements

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from August 11, 2005 (Inception ) to June 30, 2007
	2007	2006	2007	2006	(Cumulative)
Operating expenses, including stock-based compensation to management of $2,909,825 and $-0- for the three months ended June 30, 2007 and 2006, respectively, $5,819,649 and $-0- for the six months ended June 30, 2007 and 2006, respectively, and $11,154,329 for the period from August 11, 2005 (Inception) to June 30, 2007 (cumulative)	$(3,329,129)	$(10,837)	$(6,645,404)	$(13,087)	$(12,571,259)
Interest income	1,329,231	17	2,575,134	1,066	4,759,711
Interest expense - stockholder	(27,177)	(2,992)	(54,120)	(5,951)	(112,769)

Net loss	$(2,027,075)	$(13,812)	$(4,124,390)	$(17,972)	$(7,924,317)

Net loss per common share - basic and diluted	$(0.07)	$(0.00)	$(0.15)	$(0.00)	$(0.48)

Weighted average number of common shares outstanding - basic and diluted	27,221,747	5,831,349	27,221,747	5,831,349	16,501,904

See accompanying notes to condensed financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-in Capital in Excess	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	of Par	Stage	Equity
Balance, August 11, 2005 (Inception)	—	$—	$—	$—	$—
Sale of shares to founding stockholders at $0.0043 per share	5,831,349	583	24,417	—	25,000
Net loss for the period ended December 31, 2005	—	—	—	(1,879)	(1,879)
Balance, December 31, 2005	5,831,349	583	24,417	(1,879)	23,121
Shares surrendered and cancelled	(562,500)	(56)	56	—	—
Shares issued in private placement and public offering, net of offering costs	21,750,398	2,175	203,192,600	—	203,194,775
Shares issued to underwriter	202,500	20	(20)	—	—
Shares reclassified to “Common stock subject to possible redemption”	—	—	(64,597,399)	—	(64,597,399)
Stock-based compensation	—	—	5,334,679	—	5,334,679
Net loss for the year ended December 31, 2006	—	—	—	(3,798,048)	(3,798,048)
Balance, December 31, 2006	27,221,747	2,722	143,954,333	(3,799,927)	140,157,128

Unaudited:
Stock-based compensation	—	—	5,819,649	—	5,819,649
Net loss for the six months ended June 30, 2007	—	—		(4,124,390)	(4,124,390)
Balance, June 30, 2007	27,221,747	$2,722	$149,773,982	$(7,924,317)	$141,852,387

See accompanying notes to condensed financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,		Period from August 11, 2005 (Inception) to June 30, 2007
	2007	2006	(Cumulative)
Cash flows from operating activities
Net loss	$(4,124,390)	$(17,972)	$(7,924,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,819,649	—	11,154,328
Interest earned on funds held in trust	(3,701,806)	—	(6,866,612)
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses	78,652	—	(35,308)
Increase (decrease) in -
Accounts payable and accrued expenses	177,864	3,440	380,049
Deferred interest on funds held in trust	1,128,086	—	2,119,280
Accrued interest payable to stockholder	(41,368)	5,951	17,281
Net cash used in operating activities	(663,313)	(8,581)	(1,155,299)

Cash flows from investing activities
Payments to trust account	—	—	(209,250,000)
Withdrawals from trust account	1,000,000	—	2,000,000
Net cash used in investing activities	1,000,000	—	(207,250,000)

Cash flows from financing activities
Proceeds from initial sale of common stock	—	—	25,000
Gross proceeds from private placement	—	—	8,253,980
Gross proceeds from public offering	—	—	209,050,000
Payments of offering costs	(206,349)	(273,658)	(11,592,815)
Proceeds from stockholder loans	—	—	3,460,000
Repayment of stockholder loans	(475,000)	—	(775,000)
Advances from stockholder, net	(193,188)	99,975	—
Net cash provided by (used in) financing activities	(874,537)	(173,683)	208,421,165

Net increase (decrease) in cash	(537,850)	(182,264)	15,866
Cash at beginning of period	553,716	201,781	—
Cash at end of period	$15,866	$19,517	$15,866

Supplemental disclosure of cash flow information:
Non-cash financing activity
Increase in accrued offering costs and placement fees, net	$—	$543,705	$2,516,390

Cash paid during the periods for:
Interest	$95,488	$—	$95,488

Income Taxes	$—	$—	$—

See accompanying notes to condensed financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

June 30, 2007

1. Basis of Presentation

The financial statements of Energy Infrastructure Acquisition Corp. (the “Company”) at June 30, 2007, for the three months and six months ended June 30, 2007 and 2006, and for the period from August 11, 2005 (Inception) to June 30, 2007 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2007, the results of its operations for the three months and six months ended June 30, 2007 and 2006, and for the period from August 11, 2005 (Inception) to June 30, 2007 (cumulative), and its cash flows for the six months ended June 30, 2007 and 2006, and for the period from August 11, 2005 (Inception) to June 30, 2007 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements.

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

At June 30, 2007, the Company had not yet commenced any business operations and is therefore considered a “corporation in the development stage”. All activity through June 30, 2007 relates to the Company’s formation and the public offering, as described below. The Company has selected December 31 as its fiscal year-end.

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

In addition to the contingent and/or deferred underwriting compensation and placement fees of $2,107,540 held in trust and described above, the Company was obligated to pay $412,699 in deferred placement fees to Maxim in connection with the Regulation S private placement and an additional underwriting fee of $500,000 deferred until the consummation of a business combination. Pursuant to amendments to the Underwriting Agreement, the underwriters subsequently agreed to waive the Company’s obligation to pay the underwriters such additional deferred compensation. On February 28, 2007 and June 4, 2007, the Company paid the first two of four quarterly installments of $103,175 due on the deferred placement fee of $412,699. At June 30, 2007, outstanding deferred private placement fees of $206,350 were included in accrued offering costs and placement fees.

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

The Company will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that the Company’s capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used to finance the operations of the target business. Management believes that the working capital available, in addition to the funds available outside of the trust account, will be sufficient to allow the Company to operate for at least the next 12 months, assuming that a business combination is not consummated during that time.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R superseded APB No. 25 and amended SFAS No. 95, “Statement of Cash Flows”. Effective January 1, 2006, SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the Company’s financial statements. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The tax years 2005 and 2006 remain open to examination by the major taxing jurisdictions to which it is subject.

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

Securities entitling the holder thereof to acquire shares of common stock that have been excluded from the calculation of diluted loss per share due to their anti-dilutive effect are as follows at June 30, 2007 and December 31, 2006:

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

4. Notes and Advances Payable to Stockholder

On July 17, 2006, Robert Ventures Limited, an off-shore company controlled by Mr. Sagredos, loaned $2,550,000 to the Company in the form of a convertible note. Such loan bears interest at a per annum rate equivalent to the per annum interest rate applied to funds held in the Trust Account during the quarterly period covered by such interest payment (average 3.494% from inception to June 30, 2007). The Company is obligated to make quarterly interest payments on such loan following the expiration of the first full quarter after the date that it has drawn down at least $1,000,000 from accrued interest on the Trust Account to fund its working capital requirements. During the quarter ended December 31, 2006, the Company had met this requirement. Accordingly, on March 12, 2007, the Company made its first quarterly interest payment of interest accrued on this loan through February 28, 2007. Principal on the loan is due the earlier of the Company’s liquidation or the consummation of a business combination. The holder of the loan has the option to convert all of the principal of such indebtedness into units that are identical to the units offered in the Public Offering, at a conversion price of $10.00 a unit, commencing 2 days following the date the Company files a preliminary proxy statement with respect to a proposed business combination. In the event that the holder of the convertible loan elects to convert the full amount of the loan, it will receive 255,000 units which, upon separation of the units would result in the holder having an additional 255,000 shares of common stock and 255,000 warrants.

On August 31, 2006, in connection with the underwriters’ exercise of their option to purchase an additional 675,000 units to cover over-allotments, Roberts Ventures Limited loaned an additional $135,000 to the Company in the form of a convertible loan under the same terms and conditions as described above. On March 12, 2007, the Company made its first quarterly interest payment of interest accrued on this loan through February 28, 2007. In the event that the holder of the additional convertible loan elects to convert the full amount of the loan, it will receive an additional 13,500 units which, upon separation of the units would result in the holder having an additional 13,500 shares of common stock and 13,500 warrants.

On July 17, 2006, Mr. Sagredos also loaned $475,000 to the Company. Such loan bears interest at a per annum interest rate equivalent to the per annum interest rate applied to the funds held in the Trust Account during the same period that such loan is outstanding (average 3.494% from inception to June 30, 2007). The Company is obligated to repay the principal and accrued interest on such loan following the earlier of (i) the expiration of the second full quarter after the date that it has drawn down at least $1,000,000 from accrued interest on the Trust Account to fund its working capital requirements, (ii) the consummation of a business combination by the Company, or (iii) the Company’s dissolution and liquidation. During the quarter ended December 31, 2006, the Company had met this requirement. Accordingly, the Company repaid the principal of $475,000 and accrued interest of $14,437 on this loan on June 4, 2007.

In addition to the above, the Company was indebted to Mr. Sagredos for non-interest bearing advances totaling $193,188 as of December 31, 2006. On May 7, 2007, such non-interest bearing advances were repaid in full.

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

Years Ending December 31,	Amount
2007 (six months)	$5,820,000
2008	11,640,000
2009	6,310,000
$23,770,000

In the event that the Company consummates a business combination in less than two years from the closing date of the Public Offering, the above amortization schedule would be accelerated and the Company therefore would record an increased charge to operations through such date based on the revised estimate of the implicit service period.

The aggregate intrinsic value of stock options outstanding at June 30, 2007 was $34,953,750.

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

The Company has engaged Maxim, the representative of the underwriters of its Public Offering, on a non-exclusive basis, as its agent for the solicitation of the exercise of the warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange Commission, the Company has agreed to pay the representative for bona fide services rendered a commission equal to 5% of the exercise price for each warrant exercised more than one year after the date of the prospectus if the exercise was solicited by the underwriters. In addition to soliciting, either orally or in writing, the exercise of the warrants, the representative’s services may also include disseminating information, either orally or in writing, to warrant holders about the Company or the market for the Company’s securities, and assisting in the processing of the exercise of the warrants. No compensation will be paid to the representative upon the exercise of the warrants if:

— the market price of the underlying shares of common stock is lower than the exercise price;

— the holder of the warrants has not confirmed in writing that the representative solicited the exercise;

— the warrants are held in a discretionary account;

— the warrants are exercised in an unsolicited transaction; or

— the arrangement to pay the commission is not disclosed in the prospectus provided to warrant holders at the time of exercise.

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

On March 13, 2007, the Company entered into an agreement for assistance in identifying and arranging funding for potential acquisition opportunities. The agreement provides for a success fee of one percent of the Net Value of the Target (as defined in the agreement) in the event the adviser’s efforts lead to a successful business combination.

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

Results of operations for the three-month period ended June 30, 2007

We incurred a net loss of $2,027,075 for the three-month period ended June 30, 2007. The net loss consisted of $3,329,129 of operating expenses and $27,177 of interest expense, reduced by interest income of $1,329,231. Operating expenses of $3,329,129 consisted of consulting and professional fees of $223,539, stock-based compensation of $2,909,825, insurance expense of $37,813, travel expense of $85,664, Delaware franchise fees of $41,250 and other operating costs of $31,038.

The trust account earned interest of $1,905,972 during the three months ended June 30, 2007, including $576,942 of interest income attributable to common stock subject to possible redemption.

Until we enter into a business combination, we will not generate operating revenues. We had no funds in trust as of June 30, 2006.

For the three months ended June 30, 2006, we incurred operating expenses of $10,837, which consisted of formation costs.

Results of operations for the six-month period ended June 30, 2007

We incurred a net loss of $4,124,390 for the six-month period ended June 30, 2007. The net loss consisted of $6,645,404 of operating expenses and $54,120 of interest expense, reduced by interest income of $2,575,134. Operating expenses of $6,645,404 consisted of consulting and professional fees of $503,990, stock-based compensation of $5,819,649, insurance expense of $75,625, travel expense of $110,469, Delaware franchise fees of $82,500 and other operating costs of $53,171.

The trust account earned interest of $3,701,806 during the six months ended June 30, 2007, including $1,128,086 of interest income attributable to common stock subject to possible redemption.

Until we enter into a business combination, we will not generate operating revenues. We had no funds in trust as of June 30, 2006.

For the six months ended June 30, 2006, we incurred operating expenses of $13,087, which consisted of formation costs.

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

In addition to the above described allocation of interest accrued on the trust account, at June 30, 2007, we had funds aggregating $15,866 held outside of the trust account.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007, was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The net proceeds deposited in the Trust Account remain on deposit in the Trust Account earning interest. As of June 30, 2007 there was $214,116,612 held in the Trust Account, including interest income of $4,866,612.

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

ENERGY INFRASTRUCTURE ACQUISITION CORP.

August 13, 2007	By: /s/ Arie Silverberg
Arie Silverberg
Chief Executive Officer