Form 10-Q
period 2007-09-30
Energy Infrastructure Acquisition Corp.
filed 2007-11-19
CIK 1350886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2007.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______.

Commission File Number: 001-32685

Energy Infrastructure Acquisition Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3521405
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Suite 1300, 1105 North Market Street
Wilmington, Delaware 19899
(Address of Principal Executive Offices including Zip Code)

(302) 655-1771
(Registrant’s Telephone Number, Including Area Code)

_______________________________________________________
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
Yes ☒ No ☐

There were 27,221,747 shares of the Registrant’s common stock issued and outstanding as of November 16, 2007.

Energy Infrastructure Acquisition Corp. Index to Form 10-Q

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash	$59,201	$553,716
Money market funds - held in trust	215,529,086	211,414,806
Prepaid expenses	122,667	113,960
Total assets	$215,710,954	$212,082,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$486,378	$202,185
Accrued offering costs and placement fees	2,413,215	2,722,739
Deferred interest on funds held in trust	592,918	991,194
Accrued interest payable to stockholder	17,583	58,649
Due to stockholder	—	193,188
Term loan payable to stockholder	—	475,000
Convertible loans payable to stockholder	2,685,000	2,685,000
Total liabilities	6,195,094	7,327,955

Common stock subject to possible redemption - 6,522,945 shares at redemption value	64,597,399	64,597,399

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized - 1,000,000 shares; issued - none	—	—
Common stock, $0.0001 par value; authorized - 89,000,000 shares; issued and outstanding - 27,221,747 shares, inclusive of 6,522,945 shares subject to possible redemption	2,722	2,722
Paid-in capital in excess of par	152,683,808	143,954,333
Deficit accumulated during the development stage	(7,768,069)	(3,799,927)
Total stockholders’ equity	144,918,461	140,157,128
Total liabilities and stockholders’ equity	$215,710,954	$212,082,482

See accompanying notes to condensed financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from August 11, 2005 (Inception) to September 30, 2007
	2007	2006	2007	2006	(Cumulative)

Operating expenses, including stock-based compensation to management of $2,909,825 and $2,424,854 for the three months ended September 30, 2007 and 2006, $8,729,475 and $2,424,854 for the nine months ended September 30, 2007 and 2006, respectively, and $14,064,154 for the period from August 11, 2005 (inception) to September 30, 2007 (cumulative)	$(3,257,857)	$(2,617,413)	$(9,903,261)	$(2,630,499)	$(15,829,116)
Interest income	1,338,928	934,874	3,914,062	935,940	6,098,639
Interest expense - stockholder	(24,736)	(22,291)	(78,856)	(28,243)	(137,505)
Net loss before adjustment to deferred interest on funds held in trust	(1,943,665)	(1,701,830)	(6,068,055)	(1,722,802)	(9,867,982)
Adjustment to deferred interest on funds held in trust (Note 10)	2,099,913	—	2,099,913	—	2,099,913
Net income (loss)	$156,248	$(1,704,830)	$(3,968,142)	$(1,722,802)	$(7,768,069)
Net income (loss) per common share - basic and diluted	$0.00	$(0.08)	$(0.15)	$(0.15)	$(0.44)
Weighted average number of common shares outstanding - basic and diluted	27,221,747	22,270,845	27,221,747	11,371,399	17,764,677

See accompanying notes to condensed financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-in Capital in Excess	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	of Par	Stage	Equity

Balance, August 11, 2005 (Inception)	—	$—	$—	$—	$—
Sale of shares to founding stockholders at $0.0043 per share	5,831,349	583	24,417	—	25,000
Net loss for the period ended December 31, 2005	—	—	—	(1,879)	(1,879)
Balance, December 31, 2005	5,831,349	583	24,417	(1,879)	23,121
Shares surrendered and cancelled	(562,500)	(56)	56	—	—
Shares issued in private placement and public offering, net of offering costs	21,750,398	2,175	203,192,600	—	203,194,775
Shares issued to underwriter	202,500	20	(20)	—	—
Shares reclassified to “Common stock subject to possible redemption”	—	—	(64,597,399)	—	(64,597,399)
Stock-based compensation	—	—	5,334,679	—	5,334,679
Net loss for the year	—	—	—	(3,798,048)	(3,798,048)
Balance, December 31, 2006	27,221,747	2,722	143,954,333	(3,799,927)	140,157,128
Unaudited:
Stock-based compensation	—	—	8,729,475	—	8,729,475
Net loss for the nine months ended September 30, 2007	—	—	—	(3,968,142)	(3,968,142)
Balance, September 30, 2007	27,221,747	$2,722	$152,683,808	$(7,768,069)	$144,918,461

See accompanying notes to condensed financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,		Period from August 11, 2005 (Inception) to September 30, 2007
	2007	2006	(Cumulative)
Cash flows from operating activities
Net loss	$(3,968,142)	$(1,722,802)	$(7,768,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,729,475	2,424,854	14,064,154
Interest earned on funds held in trust	(5,614,280)	(1,361,667)	(8,779,086)
Adjustment to deferred interest on funds held in trust	(2,099,913)	—	(2,099,913)
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses	(8,707)	(154,953)	(122,667)
Increase (decrease) in -
Accounts payable and accrued expenses	284,193	151,186	486,378
Deferred interest on funds held in trust	1,701,637	432,972	2,692,831
Accrued interest payable to stockholder	(41,066)	28,243	17,583
Net cash used in operating activities	(1,016,803)	(202,137)	(1,508,789)

Cash flows from investing activities
Payments to trust account	—	(209,250,000)	(209,250,000)
Withdrawals from trust account	1,500,000	400,000	2,500,000
Net cash provided by (used in) investing activities	1,500,000	(208,850,000)	(206,750,000)

Cash flows from financing activities
Proceeds from initial sale of common stock	—	—	25,000
Gross proceeds from private placement	—	8,253,980	8,253,980
Gross proceeds from public offering	—	209,050,000	209,050,000
Payments of offering costs	(309,524)	(11,263,804)	(11,695,990)
Proceeds from stockholder loans	—	3,160,000	3,460,000
Repayment of stockholder loans	(475,000)	(300,000)	(775,000)
Advances from stockholder, net	(193,188)	218,188	—
Net cash provided by (used in) financing activities	(977,712)	209,118,364	208,317,990

Net increase (decrease) in cash	(494,515)	66,227	59,201
Cash at beginning of period	553,716	201,781	—
Cash at end of period	$59,201	$268,008	$59,201

Supplemental disclosure of cash flow information:
Non-cash financing activity:
Increase in accrued offering costs and placement fees, net	$—	$2,770,239	$2,516,390
Cash paid during the periods for:
Interest	$119,922	$—	$119,922
Income taxes	$—	$—	$—

See accompanying notes to condensed financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

September 30, 2007

1. Basis of Presentation

The financial statements of Energy Infrastructure Acquisition Corp. (the “Company”) at September 30, 2007, for the three months and nine months ended September 30, 2007 and 2006, and for the period from August 11, 2005 (inception) to September 30, 2007 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2007, the results of its operations for the three months and nine months ended September 30, 2007 and 2006, and for the period from August 11, 2005 (inception) to September 30, 2007 (cumulative), and its cash flows for the nine months ended September 30, 2007 and 2006, and for the period from August 11, 2005 (inception) to September 30, 2007 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K, as filed with Securities and Exchange Commission on March 30, 2007.

2. Organization and Proposed Business Operations

The Company was incorporated in Delaware on August 11, 2005 as a blank check company formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in the energy or energy-related industries.

At September 30, 2007, the Company had not yet commenced any business operations and is therefore considered a “corporation in the development stage”. All activity through September 30, 2007 relates to the Company’s formation and the public offering, as described below. The Company has selected December 31 as its fiscal year-end.

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

On July 21, 2006, the closing date of the Public Offering, $202,500,000 was placed in a trust account at Lehman Brothers Inc. maintained by Continental Stock Transfer & Trust Company, New York, New York, as trustee (“Trust Account”). This amount includes the net proceeds of the Offerings, a convertible loan in the principal amount of $2,550,000 made prior to the consummation of the Public Offering by Robert Ventures Limited, an off-shore company controlled by the Company’s President and Chief Operating Officer, a term loan in the principal amount of $475,000 made prior to the consummation of the Public Offering by the Company’s President and Chief Operating Officer, $2,107,540 of contingent underwriting compensation and placement fees (the “Discount”), to be paid to the underwriters and Maxim Group LLC (“Maxim”), respectively, if and only if, a business combination is consummated. The funds in the Trust Account will be invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Trust Account as part of a plan of dissolution and liquidation approved by the Company’s stockholders.

In addition to the contingent and/or deferred underwriting compensation and placement fees of $2,107,540 held in trust as described above, the Company was obligated to pay $412,699 in deferred placement fees to Maxim in connection with the Regulation S private placement and an additional underwriting fee of $500,000 deferred until the consummation of a business combination. Pursuant to amendments to the Underwriting Agreement, the underwriters subsequently agreed to waive the Company’s obligation to pay the underwriters such additional deferred underwriting fees of $500,000. On February 28, 2007, June 4, 2007 and September 5, 2007, the Company paid the first three of four quarterly installments of $103,175 due on the deferred placement fees of $412,699. At September 30, 2007, the fourth and final installment of $103,174 was included in accrued offering costs and placement fees.

On August 31, 2006, the underwriters of the Company’s public offering exercised their option to purchase an additional 675,000 units to cover over-allotments. An additional $6,750,000 was placed in the Trust Account, bringing the total amount placed into the Trust Account to $209,250,000. This additional amount includes the net proceeds of the over-allotment of $6,615,000, and an additional convertible loan made to the Company by Robert Ventures Limited of $135,000. The Company incurred an underwriting fee of $337,500 relating to this exercise, of which $202,500 is deferred and contingent upon the consummation of a business combination.

During the year ended December 31, 2006, the Company reimbursed certain of its officers and directors for travel and other expenses aggregating $286,102, which were recorded as offering costs.

The Company will use substantially all of the net proceeds to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that the Company’s capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used to finance the operations of the target business. Management believes that the working capital available, in addition to the funds available outside of the trust account, will be sufficient to allow the Company to either complete a business combination or to liquidate.

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

3. Summary of Significant Accounting Policies

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

For federal income tax purposes, substantially all expenses, except for interest and taxes, are deemed start-up and organization costs and must be deferred until the Company commences business operations, at which time they may be written off over a 60-month period.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R superseded APB No. 25 and amended SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires companies to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in a company’s financial statements over the period of benefit, which is generally the vesting period of the awards.

The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remained unvested on the effective date.

Accordingly, the Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. The Company did not have any modified grants during 2006 or 2007.

In addition, commencing January 1, 2006, the Company was required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. The Company did not have any unvested outstanding stock options and warrants at December 31, 2005.

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

Excluding the foregoing, management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Income (Loss) per Common Share

Income (loss) per common share (basic and diluted) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. The effect of outstanding warrants, stock options and convertible loans was either immaterial or anti-dilutive.

At September 30, 2007 and December 31, 2006, the Company had the following securities entitling the holder thereof to acquire shares of common stock as follows:

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

4. Private Placement and Public Offering

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

Public Offering

On July 21, 2006, the Company, pursuant to its Public Offering, sold 20,250,000 units at a price of $10.00 per unit. Each unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (“warrant”). Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $8.00 commencing on the later of the completion of a business combination with a target business or July 17, 2007, one year from the effective date of the Public Offering, and expires on July 17, 2010, four years from the date of the prospectus. The warrants will be redeemable at a price of $0.01 per warrant upon 30 days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which a notice of redemption is given.

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

5. Notes and Advances Payable to Stockholder

On July 17, 2006, Robert Ventures Limited, an off-shore company controlled by Mr. Sagredos, loaned $2,550,000 to the Company in the form of a convertible note. Such loan bears interest at a per annum rate equivalent to the per annum interest rate applied to funds held in the Trust Account during the quarterly period covered by such interest payment (average 3.526% from inception to September 30, 2007). The Company is obligated to make quarterly interest payments on such loan following the expiration of the first full quarter after the date that it has drawn down at least $1,000,000 from accrued interest on the Trust Account to fund its working capital requirements. During the quarter ended December 31, 2006, the Company had met this requirement. Accordingly, on March 12, 2007, the Company made its first quarterly interest payment of interest accrued on this loan through February 28, 2007. Principal on the loan is due the earlier of the Company’s liquidation or the consummation of a business combination. The holder of the loan has the option to convert all of the principal of such indebtedness into units that are identical to the units offered in the Public Offering, at a conversion price of $10.00 a unit, commencing two days following the date the Company files a preliminary proxy statement with respect to a proposed business combination. In the event that the holder of the convertible loan elects to convert the full amount of the loan, it will receive 255,000 units which, upon separation of the units would result in the holder having an additional 255,000 shares of common stock and 255,000 warrants.

On August 31, 2006, in connection with the underwriters’ exercise of their option to purchase an additional 675,000 units to cover over-allotments, Roberts Ventures Limited loaned an additional $135,000 to the Company in the form of a convertible loan under the same terms and conditions as described above. On March 12, 2007, the Company made its first quarterly interest payment of interest accrued on this loan through February 28, 2007. In the event that the holder of the additional convertible loan elects to convert the full amount of the loan, it will receive an additional 13,500 units which, upon separation of the units, would result in the holder having an additional 13,500 shares of common stock and 13,500 warrants.

On July 17, 2006, Mr. Sagredos also loaned $475,000 to the Company. Such loan bears interest at a per annum interest rate equivalent to the per annum interest rate applied to the funds held in the Trust Account during the same period that such loan is outstanding (average 3.526% from inception to September 30, 2007). The Company is obligated to repay the principal and accrued interest on such loan following the earlier of (i) the expiration of the second full quarter after the date that it has drawn down at least $1,000,000 from accrued interest on the Trust Account to fund its working capital requirements, (ii) the consummation of a business combination by the Company, or (iii) the Company’s dissolution and liquidation. During the quarter ended December 31, 2006, the Company had met this requirement. Accordingly, the Company repaid the principal of $475,000 and accrued interest of $14,437 on this loan on June 4, 2007.

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

8. Stock Options

On July 18, 2006, the Company rescinded all prior agreements to grant stock options to Mr. Sagredos and to Mr. Theotokis. Such agreements were to be effective on the closing date of the Public Offering. Also on July 18, 2006, the Company authorized the grant to Mr. Sagredos on the closing date of the Public Offering of an option to purchase an aggregate of 2,688,750 shares of common stock at an exercise price of $0.01 per share, with the option exercisable in four quarterly installments of 672,187 options on each of the first three quarterly installment dates and 672,189 options on the fourth quarterly installment date, with the first installment vesting on the date of expiration of the three-month period immediately following the consummation of a business combination, and with the vesting of such options contingent upon Mr. Sagredos being an officer of the Company on each respective vesting date. The Company also approved the grant to Mr. Theotokis on the closing date of the Public Offering of an option to purchase an aggregate of 896,250 shares of Common Stock at an exercise price of $0.01 per share, with such option exercisable in four quarterly installments of 224,062 options on each of the first three quarterly installment dates and 224,064 options on the fourth quarterly installment date, with the first installment vesting on the date of expiration of the three-month period immediately following the consummation of a business combination, subject to Mr. Theotokis being an officer the Company on each respective vesting date. The options granted to Mr. Sagredos and to Mr. Theotokis are exercisable for a term of five years after the vesting date.

Because the grant of the options is deemed to be stock-based compensation, commencing on the date of grant (which occurred at the closing of the Public Offering), pursuant to SFAS No. 123R, the Company is required to record a charge to operations in an amount equal to the fair value of such options, which the Company has estimated using the Black-Scholes option-pricing model, to be an aggregate of approximately $34,920,000. In valuing the options, the Company did not consider it necessary to evaluate possible variations in volatility, since, due to the large spread between the strike price and the fair value of the underlying stock, the Black-Scholes formula yields a value capped at the fair value of the underlying common share. In accounting for the options, the Company considers the consummation of a business combination to be a performance condition that is expected to be met. As a result of including the two-year period that the Company has to effect a business combination and the one-year vesting period of the options, the Company expects that the charge to earnings with respect to each quarterly installment will be amortized over a maximum period of 36 months, which is the implicit service period. Accordingly, on an aggregate basis, as a result of the grant of such options, the Company will recognize the remaining costs as follows, assuming the 36 month amortization period following the closing of the Public Offering:

Years Ending December 31,	Amount
2007 (three months)	$2,910,000
2008	11,640,000
2009	6,310,000
$20,860,000

In the event that the Company consummates a business combination in less than two years from the closing date of the Public Offering, the above amortization schedule would be accelerated and the Company therefore would record an increased charge to operations through such date based on the revised estimate of the implicit service period.

The aggregate intrinsic value of stock options outstanding at June 30, 2007 was $35,204,700.

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

In October 2006, the Company contracted with an unrelated party for the use of administrative services, including shared facilities and personnel, for a term of one year at a minimum cost of $10,000. This agreement automatically renewed in October 2007.

On December 18, 2006, the Company entered into an agreement with Maxim for professional services to be rendered in connection with the acquisition of a target company. The agreement terminates on July 18, 2008 and requires the Company to pay Maxim a financial advisor fee equal to 0.75%, not to exceed $2,750,000, of the total consideration, as defined in the agreement, paid in such acquisition, plus a finder’s fee equal to 0.5% of the consideration for any target introduced to the Company.

During 2007, the Company entered into various agreements for assistance in identifying, evaluating, negotiating and arranging funding for potential acquisition opportunities. Generally, the agreements are terminable upon short notice by either party and provide for a success fee of 1% of the transaction value in the event the adviser’s efforts lead to a successful business combination.

10. Adjustment to Deferred Interest on Funds Held In Trust

During the three months ended September 30, 2007, the Company determined that interest potentially distributable to redeeming stockholders for the period from July 21, 2006 through June 30, 2007 was incorrectly calculated. The Company had recorded $2,119,280 of deferred interest on funds held in trust as a liability payable to stockholders who vote against a business combination. Based on the Company’s revised calculations, the deferred interest on funds held in trust should have been $19,367 at June 30, 2007. Accordingly, the Company recorded a non-recurring gain of $2,099,913 during the three months and nine months ended September 30, 2007. At no time did this matter affect the funds held in the trust account or the rights of the Public Stockholders with respect to their redemption rights.

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

Results of operations for the three-month period ended September 30, 2007

We had net income of $156,248 for the three-month period ended September 30, 2007, compared to a net loss of $1,704,830 for the three months ended September 30, 2006. Our net income resulted from an adjustment to deferred income interest on funds held in trust. During the three months ended September 30, 2007, we determined that interest potentially distributable to redeeming stockholders for the period from July 21, 2006 through June 30, 2007 was incorrectly calculated. We had recorded $2,119,280 of deferred interest on funds held in trust as a liability payable to stockholders who vote against a business combination. Based on our revised calculations, the deferred interest on funds held in trust should have been $19,367 at June 30, 2007. Accordingly, the Company recorded a non-recurring gain of $2,099,913 during the three months and nine months ended September 30, 2007. At no time did this matter affect the funds held in the trust account or the rights of the Public Stockholders with respect to their redemption rights.

For the three-month period ended September 30, 2007, we had $3,257,857 of operating expenses and $24,736 of interest expense, reduced by interest income of $1,338,928. Operating expenses of $3,257,857 consisted of consulting and professional fees of $207,651, stock-based compensation of $2,909,825, insurance expense of $36,844, travel expense of $34,352, Delaware franchise fees of $41,250 and other operating costs of $ 27,935.

The trust account earned interest of $1,912,474 during the three months ended September 30, 2007, including $573,551 of interest income attributable to common stock subject to possible redemption. For the three months ended September 30, 2006, the trust account earned interest of $1,361,667.

Until we enter into a business combination, we will not generate operating revenues.

Results of operations for the nine-month period ended September 30, 2007

We incurred a net loss of $3,968,142 for the nine-month period ended September 30, 2007, compared to a net loss of $1,722,802 for the nine months ended September 30, 2006. The net loss consisted of $9,903,261 of operating expenses and $78,856 of interest expense, reduced by interest income of $3,914,062 and an adjustment to deferred interest on funds held in trust of $2,099,913. Operating expenses of $9,903,261 consisted of consulting and professional fees of $711,640, stock-based compensation of $8,729,475, insurance expense of $112,469, travel expense of $144,821, Delaware franchise fees of $123,750 and other operating costs of $81,106.

The trust account earned interest of $5,614,280 during the nine months ended September 30, 2007, including $1,701,636 of interest income attributable to common stock subject to possible redemption. For the nine months ended September 30, 2006, the trust account earned interest of $1,361,667.

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

We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used to finance the operations of the target business. We have agreed with Maxim Group, LLC, the representative of the underwriters, that approximately $3,430,000 of the interest earned on the proceeds being held in the trust account for our benefit (net of taxes payable) will be released to us upon our request, and in such intervals and in such amounts as we desire and are available to fund our working capital. We believe that the working capital available to us, in addition to the funds available to us outside of the trust account will be sufficient to allow us to either complete a business combination or to liquidate. We have estimated that the $3,430,000 shall be allocated approximately as follows: $1,017,301 for working capital and reserves (including finders’ fees, consulting fees or other similar compensation, potential deposits, down payments, franchise taxes or funding of a “no-shop” provision with respect to a particular business combination and the costs of dissolution, if any); $7,500 per month in connection with a consulting agreement we entered into on October 16, 2006; $800,000 for legal, accounting and other expenses attendant to the structuring and negotiation of a business combination; $250,000 with respect to legal and accounting fees relating to our SEC reporting obligations; $620,000 for due diligence, identification and research of prospective target business and reimbursement of out of pocket due diligence expenses to management; $150,000 for director and officer liability insurance premiums; and $412,699 for placement fees to Maxim Group LLC related to the Regulation S private placement. In addition, additional interest earned on the proceeds held in trust will be allocated (i) to make quarterly interest payments aggregating approximately $215,000 on the $2,550,000 convertible loan and the $135,000 convertible loan and (ii) to repay the $475,000 term loan. Accrued interest shall also be applied to repay the principal of the convertible loan on the earlier of our dissolution and liquidation or a business combination to the extent such loan has not been converted.

In addition to the above described allocation of interest accrued on the trust account, at September 30, 2007, we had funds aggregating $59,201 held outside of the trust account.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007, was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The net proceeds deposited in the Trust Account remain on deposit in the Trust Account earning interest. As of September 30, 2007 there was $215,529,086 held in the Trust Account, including interest income of $6,279,086.

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

ENERGY INFRASTRUCTURE ACQUISITION CORP.

November 19, 2007	By:	/s/ Arie Silverberg
Arie Silverberg Chief Executive Officer