Form 10-K
period 2007-12-31
Energy Infrastructure Acquisition Corp.
filed 2008-04-01
CIK 1350886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
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

Large Accelerated Filer ☐    Accelerated Filer ☒    Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer was $204,228,000 based upon the closing price of Issuer's common stock on June 29, 2007, the last business day of the Issuer’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 27,221,747 at March 28, 2008.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

TABLE OF CONTENTS

	Part I
1.	Business	3
1A.	Risk Factors	12
1B	Unresolved Staff Comments	26
2.	Properties	26
3.	Legal Proceedings	26
4.	Submission of Matters to a Vote of Security Holders	26

	Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
6.	Selected Financial Data	29
7.	Management's Discussion and Analysis of Financial Condition and Result of Operations	29
7A.	Quantitative and Qualitative Disclosures About Market Risks	31
8.	Financial Statements and Supplementary Data	31
9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	32
9A.	Controls and Procedures	32
9B.	Other Information	32

	Part III

10.	Directors and Executive Officers of the Registrant	32
11.	Executive Compensation	35
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	38
13.	Certain Relationships and Related Transactions	39
14.	Principal Accountant Fees and Services	41

	Part IV

15.	Exhibits and Financial Statement Schedules	42

PART I
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

On July 21, 2006, we consummated our initial public offering of 20,250,000 units with each unit consisting of one share of our common stock and one warrant. Each warrant entitles the holder to purchase one share of our common stock at an exercise price of $8.00 per share. The units sold in our initial public offering were sold at an offering price of $10.00 per unit, generating gross proceeds of $202,500,000. On August 31, 2006 the underwriters of our initial public offering exercised their over allotment option to purchase an additional 675,000 units, generating an additional $6,750,000 in gross proceeds. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the private placement and the offering were approximately $209,295,702, of which $209,250,000 was deposited into a trust account and the remaining proceeds of $45,702 became available to be used to provide for business, legal and accounting due diligence for a prospective business combination and continuing operating expenses. The net proceeds deposited into the trust fund remain on deposit in the trust account earning interest. As of December 31, 2007, there was $217,023,161 held in the trust fund, including $7,773,161 of interest accrued. Pursuant to the Trust Agreement between Continental Stock Transfer & Trust Company and us, we are entitled to draw up to $3,430,111 of interest earned on the proceeds held in the trust account to fund our working capital requirements. Through December 31, 2007, we drew an aggregate of $2,405,078 of interest earned through such date for working capital requirements.

The prospectus provided to purchasers of our securities in our initial public offering indicated that we would target businesses in one or more of the following segments:

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

We believe that the demand for sea going transportation followed the increased worldwide demand for energy. This demand created significant opportunities to take advantage of certain sectors where increased vessel production has created oversupply, especially with VLCC’s. We believe that oversupply of tankers may present an investment opportunity because it historically contributes to depressing acquisition values. For example, if a tanker fleet is part of an overall investment package, including an oil refinery and terminal, this fleet could most probably be allocated to service the cargo contracts and requirements of the mainstream business we may acquire (refinery/terminal). In other words, it could be used to either transfer the crude oil required for the refinery process or the finished product of the refinery (clean products) or be used as a floating storage facility.

On December 3, 2007, we entered into a Share Purchase Agreement with our wholly-owned subsidiary Energy Infrastructure Merger Corporation, a Marshall Islands corporation, or Energy Merger, and Vanship Holdings Limited, a Liberian corporation, or Vanship, which was amended and restated on February 6, 2008. Pursuant to the terms of the Share Purchase Agreement, Energy Merger will purchase all of the outstanding shares of each of nine special purpose vehicles, or SPVs (each of which SPV owns one VLCC), from Vanship for an aggregate purchase price of $778,000,000, consisting of $643,000,000 in cash (reduced by the aggregate amount of net indebtedness of the SPVs at the time of the completion of the business combination and subject to other closing adjustments) and 13,500,000 shares of common stock of Energy Merger. In addition to such purchase price, Energy Merger will be obligated to effect the transfer of 425,000 warrants of Energy Merger from one of Energy Infrastructure's initial stockholders to Vanship upon completion of the Business Combination and Vanship may receive an additional 3,000,000 shares of Energy Merger common stock following each of the first and second anniversaries of the Business Combination (6,000,000 shares in the aggregate), subject to certain annual earning criteria of the vessels in Energy Merger’s initial fleet. We have entered into an Agreement and Plan of Merger with Energy Merger, pursuant to which we will merge with and into Energy Merger immediately prior to completion of the Business Combination.

Upon delivery of the outstanding shares of the SPVs from Vanship, Energy Merger’s fleet will be comprised of five double hull VLCCs and four single hull VLCCs. These VLCCs transport crude oil principally from the Middle East to Asia. The vessels have a combined cargo-carrying capacity of 2,519,213 deadweight tons and are expected to have an average age of approximately 12.9 years upon completion of the Business Combination. The vessels are currently 100% chartered out and are expected to have an average remaining charter life of approximately 5.7 years upon completion of the business combination.

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

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business or businesses with a collective fair market value that is at least 80% of the amount in the trust account (exclusive of the underwriters’ contingent compensation and Maxim Group LLC’s contingent placement fees being held in the trust account) at the time of such acquisition, our management had virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management conducted the necessary business, legal and accounting due diligence on such target business and considered, among other factors, the following:

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

Fair Market Value of Target Business

Pursuant to the terms of our initial public offering, the initial target business that we acquire must have a fair market value equal to at least 80% of the amount in the Trust Account (exclusive of the underwriters’ contingent compensation and Maxim Group LLC’s contingent placement fees being held in the Trust Account) at the time of the Business Combination, determined by our board of directors based on standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow and book value. Although we are not required to obtain an opinion from an investment banking firm as to fair market value if our board independently determines that the target business has sufficient fair market value, we have obtained a fairness opinion from New Century Capital Partners, an investment banking firm.

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

Limited ability to evaluate the target business’ management

Although we closely examined the management of Vanship when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of Vanship’s management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate and agree to mutually acceptable employment terms in connection with any such combination, which terms would be disclosed to stockholders in any proxy statement relating to such transaction. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination.

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

Liquidation If No Business Combination

If we do not complete a business combination with a target business by July 21, 2008, we will be dissolved as a part of a plan of dissolution and liquidation in accordance with the applicable provisions of General Corporation Law of the State of Delaware, or DGCL, and will distribute to holders of shares that were initially issued in its initial public offering, in proportion to their respective equity interests, sums in the Trust Account, inclusive of any interest, plus any remaining available assets. In the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our Amended and Restated Certificate of Incorporation, our directors have agreed to dissolve after July 21, 2008 (assuming that there has been no business combination consummated), and our powers following the expiration of the permitted time period for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up its affairs, including liquidation. The funds held in the Trust Account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in the Trust Account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in the Trust Account and the funds will not be available for any other corporate purpose. Immediately upon the approval by our stockholders of a plan of dissolution and distribution, we will liquidate the Trust Account to the holders of shares that were initially issued in its initial public offering (subject to any provision for unpaid claims against us which we are advised must or should be withheld). Our stockholders who acquired their shares prior to our initial public offering have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them prior to the initial public offering. There will be no distribution from the Trust Account with respect to our warrants.

We expect that all costs associated with the implementation and completion of our plan of dissolution and liquidation, which we currently estimate to be approximately $60,000 to $85,000, will be funded by any funds not held in the Trust Account. There currently are not, and may not at that time, be sufficient funds for such purpose, in which event we would have to seek funding or other accommodation to complete the dissolution and liquidation.

We currently believe that any plan of dissolution and distribution would proceed in the following manner:

•
our board of directors will, consistent with its obligations described in our charter to dissolve, prior to the passing of such deadline, convene and adopt a specific plan of dissolution and distribution, which it will then vote to recommend to its stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and distribution and the board’s recommendation of such plan;

•	upon such deadline, we would file the preliminary proxy statement with the SEC;

•
if the SEC does not review the preliminary proxy statement, then approximately ten days following the passing of such deadline, we will mail the proxy statement to our stockholders, and approximately 30 days following the passing of such deadline we will convene a meeting of our stockholders at which they will either approve or reject the plan of dissolution and distribution; and

•
if the SEC does review the preliminary proxy statement, we estimate that we will receive the SEC’s comments approximately 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which cannot be predicted with certainty), and we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and distribution.

In the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our charter, our powers following the expiration of the permitted time period for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in the Trust Account may not be distributed except upon our dissolution (subject to certain third party claims) and, unless and until such approval is obtained from our stockholders, the funds held in its Trust Account will not be released (subject to such third party claims). Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in the Trust Account and the funds will not be available for any other corporate purpose (although they may be subject to such third party claims). In addition, if we seek approval from our stockholders to consummate a business combination within 90 days of July 21, 2008, the date by which we are required to consummate a business combination, the proxy statement related to such business combination will also seek stockholder approval for our board’s recommended plan of distribution and dissolution, in the event our stockholders do not approve such business combination. If no proxy statement seeking the approval of our stockholders for a business combination has been filed 30 days prior to July 21, 2008, our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. Immediately upon the approval by our stockholders of our plan of dissolution and distribution, we will liquidate the Trust Account to the holders of our shares initially purchased in our initial public offering.

Competition

If we do not ultimately consummate the transaction with Vanship, we may encounter intense competition in connection with identifying, evaluating and selecting a target from other entities having a business objective similar to ours. Many of these entities possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors, which may limit our ability to compete in acquiring certain sizable target businesses. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•
our obligation to seek stockholder approval of a business combination or obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;

•
our obligation to redeem for cash up to 6,525,118 shares of common stock held by our public stockholders in certain instances will limit the manner in which we may structure a business combination (i.e., we will not be able to undertake an all cash acquisition transaction) and may reduce the resources available to us for this purpose, as well as for funding a target company’s business;

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

Property

We maintain our executive offices at Suite 1300, 1105 North Market Street, Wilmington, Delaware 19899 and our telephone number is (302) 656-1771. We sublease these premises from Wilmington Trust SP Services, Inc., a Delaware corporation, or Wilmington Trust. Wilmington Trust provides us with certain administrative, technology and secretarial services, as well as the use of certain limited office space at this location at an annual cost of $10,000 pursuant to an agreement between us and Wilmington Trust.

Employees

We do not have any full time employees. We have four officers, two of whom are also members of its board of directors. These individuals are not obligated to contribute any specific number of hours per week and since our initial public offering, have devoted such time as they deem necessary to our affairs. The amount of time they devote in any time period varies based on the availability of suitable target businesses to investigate.

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

We currently believe that any plan of dissolution and liquidation subsequent to the expiration of the 18 and 24 month deadlines would proceed in approximately the following manner:

•
our board of directors will, consistent with its obligations described in our charter to dissolve, prior to the passing of such deadline, convene and adopt a specific plan of dissolution and distribution, which it will then vote to recommend to its stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and distribution and the board’s recommendation of such plan;

•	upon such deadline, we would file the preliminary proxy statement with the SEC;

•
if the SEC does not review the preliminary proxy statement, then approximately ten days following the passing of such deadline, we will mail the proxy statement to our stockholders, and approximately 30 days following the passing of such deadline we will convene a meeting of our stockholders at which they will either approve or reject the plan of dissolution and distribution; and

•
if the SEC does review the preliminary proxy statement, we estimate that we will receive the SEC’s comments approximately 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which cannot be predicted with certainty), and we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and distribution.

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

Our Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that we do not consummate a business combination by July 21, 2008, which raises substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm for the fiscal year ended December 31, 2007 has included a qualification in its audit report referring to our mandatory liquidation if a business combination is not consummated by July 21, 2008.

On December 3, 2007, the we executed a definitive agreement to acquire certain operating assets. This transaction is subject to various closing conditions, including the approval of the our stockholders, the preparation and execution of definitive transaction documents, the preparation of audited financial statements of the entities to be acquired, and compliance with various securities laws and regulations. If we are not able to consummate this transaction by July 21, 2008, we will dissolve and liquidate.

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

Certain of our stockholders, including our officers and directors, beneficially own shares of our common stock that will not participate in liquidation distributions and, therefore, they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

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

In connection with our proposed business combination with Vanship, we plan to relocate the home jurisdiction of our business from Delaware to another jurisdiction to take advantage of favorable tax laws. If we do this, the laws of such jurisdiction will likely govern all of our material agreements. We cannot assure you that the system of laws and the enforcement of existing laws in such jurisdiction would be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Any such reincorporation and the international nature of the energy industry will likely subject us to foreign regulation.

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

Risks associated with our securities

Our outstanding warrants, options and convertible debt may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

Following our public offering, as part of the units, we issued warrants to purchase 21,750,398 shares of common stock (which includes the units sold in the Regulation S private placement). In addition, we reserved (i) up to an additional 3,585,000 shares of common stock issuable upon exercise of options to be issued to Messrs. Sagredos and Theotokis and (ii) up to an additional 631,500 shares of common stock underlying 315,750 units issuable upon conversion of a loan to be made by an off-shore company controlled by Mr. Sagredos. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise or conversion of these warrants, options and convertible debt could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised or converted, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants, options and convertible debt may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants, options and convertible debt could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants, options and convertible debt are exercised or converted, you may experience dilution to your holdings.

If certain of our stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

Certain of our stockholders are entitled to demand that we register the resale of the 5,268,849 shares of common stock they acquired prior to our public offering at any time after the date on which their shares are released from escrow, which, except in limited circumstances, will not be before July 18, 2009. Furthermore, we have agreed to grant demand registration rights with respect to the securities underlying the 825,398 units purchased in the Regulation S private placement and the securities underlying the 268,500 units issuable upon conversion of the convertible loans at any time after we announce that we have entered a letter of intent, an agreement in principle or a definitive agreement in connection with a business combination. We have also agreed to apply our best efforts to register the 3,585,000 shares of common stock underlying the options we issued to Messrs. Sagredos and Theotokis upon the closing of the public offering. If the stockholders exercise their registration rights with respect to all of their shares of common stock, then there will be up to an additional 9,947,747 shares of common stock (assuming that the convertible loans are converted and all of the options granted to Messrs. Sagredos and Theotokis have vested and are exercised) eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our common stock and warrants are listed on the American Stock Exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future prior to, or following, a business combination. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

Item 1B. Unresolved Staff Comments

None

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2007 annual meeting of stockholders on December 19, 2007. At the meeting David Wong, Maximos Kremos and Peter Blumen were each re-elected to serve a three year term as director. Mr. Wong received 14,548,904 votes for his re-election, with 78,127 votes withheld. Mr. Kremos received 14,548,984 votes for his re-election, with 78,047 votes withheld. Mr. Blumen received 14,546,084 votes for his re-election, with 80,947 votes withheld. The terms of Andreas Theotokis, Arie Silverberg, George Sagredos, Marios Pantazopoulos, Jonathan Kollek and Philippe Meyer continued after the meeting.

In addition, at the 2007 annual meeting, the stockholders ratified the appointment of Goldstein Golub Kessler LLP (“GGK”) as our independent auditors for the year ended December 12, 2007. 14,608,531 votes were cast in favor of the ratification of the appointment of GGK and 13,000 votes were cast against the ratification of the appointment of GGK.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock and warrants are traded on the American Stock Exchange under the symbols “EEI” and “EII - WT,” respectively. The Company’s Units were traded on the American Stock Exchange under the symbol EEIU from July 21, 2006 to October 4, 2006, on which date the Units ceased trading and Common Stock and Warrants began to trade separately. The Company’s securities did not trade on any market or exchange prior to July 21, 2006. The following table sets forth the high and low prices, for the period indicated, for the Company’s securities from the commencement of trading through December 31, 2007 as reported by the American Stock Exchange.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
2007
Fourth Quarter	$10.83	$9.71	$1.30	$0.95	--	--
Third Quarter	$9.92	$9.61	1.61	$0.82	--	--
Second Quarter	$9.99	$9.56	1.67	$0.80	--	--
First Quarter	$10.50	$9.31	0.86	$0.45	--	--

2006
Fourth Quarter	$9.55	$9.11	$0.78	$0.27	$9.85	$9.74
Third Quarter (July 21 - September 30)	--	--	--	--	$10.00	$9.70
Third Quarter (July 1 - July 20)*	--	--	--	--	--	--
Second Quarter*	--	--	--	--	--	--
First Quarter*	--	--	--	--	--	--

* No figures are included as our Units commenced trading on the American Stock Exchange on July 21, 2006 and our common stock and warrants commenced trading on the American Stock Exchange on October 4, 2006, on which date trading in our units ceased.

Number of Holders of Common Stock

There were nine holders of record of our common stock on March 31, 2008. However, the total number of beneficial holders is unknown as the majority of our common stock is held in street name through CEDE & Co.

Dividends.

There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2007. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

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

Use of Proceeds of our Initial Public Offering and Private Placement

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

Repurchases of Equity Securities

None.

Item 6. Selected Financial Data

The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with our financial statements and notes thereto included in the section beginning on page F-1. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Statement of Operations Data:	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from August 11, 2005 (Inception) to December 31, 2005	Period from August 11, 2005 (Inception) to December 31, 2007
Operating expenses:	$(12,971,706)	$(5,924,945)	(910)	$(18,897,561)
Interest income	$6,369,468	$3,139,543	1,781	$9,510,792
Net loss	$(6,704,000)	$(2,841,301)	(1,879)	$(9,547,180)
Net loss per common share - basic and diluted	(0.25)	(0.18)	(0.00)	(0.51)

	As of December 31, 2007	As of December 31, 2006
Balance Sheet Data:
Cash	$13,933	$553,716
Money market funds - held in trust	$217,023,161	$211,414,806
Total Assets	$218,210,478	$212,082,482
Total stockholders’ equity	$146,027,445	$141,092,145

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

Critical Accounting Policies

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

The Company accounts for share-based payments pursuant to Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments, including grants of employee stock options to employees, to be recognized in the financial statements based on their fair values.

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

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Results of Operations

For the year ended December 31, 2007 we incurred a net loss of $6,704,000. The net loss consisted of $12,971,706 of operating expenses and $101,762 of interest expense. Operating expenses of $12,971,706 consisted of consulting and professional fees of $696,577, stock-based compensation of $11,639,300, insurance expense of $144,469, office expense of $74,050, travel expense of $222,950, state franchise tax of $163,707 and other operating costs of $30,653. During this period, the Company earned interest income of $6,369,468.

For the year ended December 31, 2006 we incurred a net loss of $2,841,301. The net loss consisted of $5,924,945 of operating expenses and $55,899 of interest expense. Operating expenses of $5,924,945 consisted of consulting and professional fees of $171,301, stock-based compensation of $5,334,679, insurance expense of $44,115, office expense of $48,812, travel expense of $151,676, state franchise tax of $167,250 and other operating costs of $7,112. During this period, the Company earned interest income of $3,139,543.

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

In March 2008, Energy EIAC Capital Ltd., an off-shore company controlled by George Sagredos, our President and Chief Operating Officer, loaned $500,000 to us in the form of a note payable. Such loan bears interest at a per annum interest rate equivalent to the per annum interest rate applied to the funds held in the Trust Account during the same period that such loan is outstanding (average 3.503% from inception to December 31, 2007). We are obligated to repay the principal and accrued interest on such loan following the earlier of (i) the consummation of a Business Combination or (ii) the dissolution and liquidation of the Company.

In addition to the above described allocation of interest accrued on the trust account, at December 31, 2007 we had funds aggregating $13,933 held outside of the trust account.

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

Pursuant to the Company’s certificate of incorporation, holders of shares purchased in the Company’s initial public offering (other than the Company’s initial stockholders) may vote against the business combination and demand that the Company redeem their shares for a cash payment of $10.00 per share, plus a portion of the interest earned not previously released to it (net of taxes payable), as of the record date. The Company will not consummate the business combination if holders of 6,525,119 or more shares exercise these redemption rights. If holders of the maximum permissible number of shares elect redemption without the Company being required to abandon the business combination, the Company may not have funds available to proceed with the business combination unless it is able to obtain additional capital. Assuming that the Company’s stockholders approve the Business Combination, Energy Merger intends to sell such number of shares of its common stock equal to the number of shares of the Company’s common stock that are redeemed upon completion of the business combination. The proceeds of such sale would be used to fund redemptions of common stock by the Company’s stockholders. There can be no assurance that Energy Merger will be able to successfully complete such sale. To the extent such sale is not completed and the Company has insufficient funds to complete the business combination, the business combination will not occur, and it is likely that the Company will be required to dissolve and liquidate.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.

Forward Looking Statements

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

Financial statements are attached hereto beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 ("Exchange Act"), we carried out an evaluation under the supervision and with the participation of the our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. On an on-going basis, we review and document our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

On March 17, 2008, our Board of Directors determined that, in connection with the preparation and audit of the Company’s financial statements for the year ended December 31, 2007, it was appropriate to restate our previously issued audited financial statements for the year ended December 31, 2006 and our unaudited financial statements for the quarters ended September 30, 2006, and March 31, June 30 and September 30, 2007.
The restatements relate to the incorrect calculation of interest potentially distributable to redeeming stockholders for the period from July 21, 2006 through June 30, 2007. At June 30, 2007, we had recorded $2,119,280 of deferred interest on funds held in trust as a liability payable to stockholders who vote against a business combination. Based on our revised calculations, the deferred interest on funds held in trust should have been $19,367 at June 30, 2007. At no time did this matter affect the funds held in the trust account or the rights of the Public Stockholders with respect to their redemption rights.

Based on our assessment of this issue when it was originally identified, we initially recorded an adjustment to our interim financial statements for the three months and nine months ended September 30, 2007 to reflect this adjustment as a gain in our statement of operations. However, management reviewed this matter in conjunction with the audit of the 2007 financial statements and, based on various factors, including the potential business combination with Vanship, determined that it was appropriate to restate our financial statements to more accurately reflect the accounting for the interest potentially distributable to redeeming stockholders in the appropriate periods.

The Company also determined that during the year ended December 31, 2007, it did not maintain effective internal control over its accounting for certain costs incurred in connection with a proposed business combination, which have been accrued at December 31, 2007.

Due in part to (i) the restatement of our financial statements and (ii) the failure to maintain effective internal control over our accounting for certain costs incurred in connection with a proposed business combination, and based on our assessment and the criteria set by COSO, our management determined that there was a material weakness in the Company’s internal control over financial reporting as of December 31, 2007. In response, we have implemented expanded review procedures at each period end to address accounting issues that could affect our financial reporting.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2007 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Energy Infrastructure Acquisition Corp.

We have audited Energy Infrastructure Acquisition Corp.'s (a corporation in the development stage) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Energy Infrastructure Acquisition Corp.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompany Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment. As of December 31, 2007, the Company did not maintain effective internal control over accounting for accrued costs in connection with a potential business combination and calculations of interest potentially distributable to redeeming stockholders for the period from July 21, 2006 though June 30, 2007. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated March 31, 2008, on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Energy Infrastructure Acquisition Corp. has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of Energy Infrastructure Acquisition Corp. and our report dated March 31, 2008 expressed an unqualified opinion.

/s/MCGLADREY & PULLEN, LLP
MCGLADREY & PULLEN, LLP
New York, NY
March 31, 2008

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Company

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position

Andreas Theotokis	51	Chairman of the Board of Directors and Director
Arie Silverberg	60	Chief Executive Officer and Director
George Sagredos	51	Chief Operating Officer, President and Director
Marios Pantazopoulos	41	Chief Financial Officer and Director
Jonathan Kollek	47	Director
David Wong	52	Director
Maximos Kremos	60	Director
Peter Blumen	47	Director
Philippe Meyer	55	Director

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

Philippe Meyer has been a director of our company since November 2007. Since 1996, Mr. Meyer has been a lawyer in private practice. Mr. Meyer received his law degree from the University of Zurich and a Masters of Comparative Jurisprudence from New York University.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the Class B of directors, consisting of Jonathan Kollek, Marios Pantazopoulos and Philippe will expire at our next annual meeting of stockholders. The term of office of the Class C directors, consisting of Arie Silverberg, George Sagredos and Andreas Theotokis will expire at the annual meeting of stockholders in 2009. The term of office of the Class C of directors, consisting of David Wong, Maximos Kremos and Peter Blumen will expire at the annual meeting of stockholders in 2010.

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

EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation paid by us in 2007, 2006 and 2005 to all individuals who served as our chief executive officer and each other executive officer whose total compensation exceeded $100,000 during the 2007 fiscal year, who we collectively refer to as the named executive officers (“NEOs”).

Summary Compensation Table

Name and Principal Position	Year	Salary	Option Awards	Total
Arie Silverberg		($)	($)	($)
Chief Executive Officer	2007	--	--	--
	2006	--	--	--
	2005	--	--	--

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)(3)	Percentage of Outstanding Common Stock
Arie Silverberg	526,885	1.94%
Marios Pantazopoulos (4)	490,003	1.80%
George Sargredos (5)(6)	4,418,753	16.23%
Andreas Theotokis (5)(7)	4,418,753	16.23%
Jonathan Kollek	526,885	1.94%
David Wong	131,721	*
Maximos Kremos	0	*
Peter Blumen	0	*
Energy Corp. (8)	4,418,753	16.23%
Sapling, LLC	1,802,108	6.62%
Acqua Wellington North American Equities, Ltd.	1,378,520	5.06%
All directors and executive officers as a group (8 individuals)(4)	6,094,247	22.39%

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

4) Does not include 1,000,000 shares of Energy Merger common stock underlying units (giving effect to the exercise of the warrants included in such units) which will be issued to Mr. Sagredos upon completion of the Business Combination, which he has agreed to assign and transfer to Mr. Pantazopoulos.

(5) Reflects shares of common stock owned by Energy Corp., a corporation organized under the laws of the Cayman Islands, which is wholly-owned by Energy Star Trust, a Cayman Islands trust. Each of Mr. Sagredos and Mr. Theotokis, as co-enforcers and beneficiaries of Energy Star Trust, has voting and dispositive control over such shares owned by Energy Corp.

(6) Does not include (i) 2,688,750 shares of our common stock underlying options issued to Mr. Sagredos, or his assignees, which options will be terminated upon the completion of the Business Combination, or (ii) up to 537,000 shares of common stock underlying units that will be issued upon the consummation of the Business Combination upon conversion of loans made by an off-shore entity controlled by Mr. Sagredos into units (giving effect to the exercise of warrants included in such units), or (iii) 2,000,000 shares of Energy Merger common stock underlying units (giving effect to the exercise of warrants included in such units) to be issued to Mr. Sagredos, or his assignees upon consummation of the Business Combination, 1,000,000 of which he has agreed to assign and transfer to Mr. Pantazopoulos (giving effect to the exercise of warrants included in such units). See the section entitled, “Certain Relationships and Related Transactions.”

(7) Does not include the issuance of up to 896,250 shares of our common stock underlying options issued to Mr. Theotokis, or his assignees, which options will be terminated upon the consummation of the Business Combination.

(8) The address of Energy Corp. is c/o Genesis Trust & Corporate Services Ltd., P.O. Box 448, Georgetown, Grand Cayman KYI-1106, Cayman Islands.

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

In addition, four days prior to the effective date of the public offering, Robert Ventures Limited, a corporation formed under the laws of the British Virgin Islands controlled by George Sagredos loaned us an additional $2,550,000 in the form of a convertible loan. An additional $135,000 was loaned by Robert Ventures Limited at the time the underwriters exercised a portion of the over-allotment option. Such loans bear interest at a per annum rate equivalent to the per annum interest rate applied to the funds held in the trust account during the quarterly period covered by such interest payment. We are obligated to make quarterly interest payments on such loans following the expiration of the first full quarter after the date that we have drawn down at least $1 million in accrued interest on the trust account to fund our working capital requirements. Such loans are due the earlier of our liquidation or the consummation of a business combination. Quarterly interest payments and the repayment of principal will be made from interest accrued on the trust account. In addition, the principal of the convertible loans is convertible into units at a conversion price of $10.00 per unit, subject to adjustment, commencing two business days following our filing of a preliminary proxy statement with respect to a business combination. These securities have the same registration rights as the units to be sold in the Regulation S private placement.

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

Item 14. Principal Accountant Fees and Services

As previously disclosed in our December 13, 2007 8-K filing, certain of the partners of Goldstein Golub Kessler LLP (“GGK”) became partners of McGladrey & Pullen, LLP (“M&P”).  As a result, GGK resigned as auditors of the Company effective December 10, 2007 and M&P was appointed as our independent registered public accounting firm for the year ended December 31, 2007.  M&P and RSM McGladrey, Inc. (“RSM”), an affiliate of M&P and GGK, have billed and anticipate billing the Company as follows for the years ended December 31, 2007 and 2006.

Fee Category	2007	2006
Audit fees - McGladrey & Pullen, LLP	$75,327	--
Audit Fees - Goldstein Golub Kessler LLP	$91,414	$83,500
Tax fees - RSM McGladrey, Inc.	$7,611	$4,500

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company's financial statements and review of the interim financial statements included in our quarterly reports on form 10-Q and services rendered in connection with our registration statement on form S-1 and our proxy filing.

Audit-Related Fees

We did not incur any audit-related fees with M&P or GGK for the years ended December 31, 2007 and 2006.

Tax Fees

For the years ended December 31, 2007 and 2006, RSM provided tax compliance services, which related to the preparation of U.S. and applicable state income tax returns.

All Other Fees

There were no fees billed by M&P or GGK for other professional services rendered during the years ended December 31, 2007 or 2006.

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

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

An index to Financial Statements appears on page F-1.

(b) Exhibits.

The following Exhibits are filed as part of this report

Exhibit No.	Description
1.1	Form of Underwriting Agreement (1)

1.2	Form of Selected Dealers Agreement (1)

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	By-laws (1)

4.1	Specimen Unit Certificate (1)

4.2	Specimen Common Stock Certificate (1)

4.3	Specimen Warrant Certificate (1)

4.4	Form of Warrant Agreement between Continental Stock Transfer and Trust Company and the Registrant (1)

10.1	Form of Letter Agreement by George Sagredos (1)

10.2	Form of Letter Agreement by Andreas Theotokis (1)

10.3	Form of Letter Agreement by Jonathan Kollek (1)

10.4	Form of Letter Agreement by Arie Silverberg (1)

10.5	Form of Letter Agreement by David Wong (1)

10.6	Form of Letter Agreement by Marios Pantazopoulos (1)

10.7	Form of Letter Agreement by Maximos Kremos (1)

10.8	Form of Letter Agreement by Peter Blumen (1)

10.9	Investment Management Trust Agreement between Continental Stock Transfer and Trust Company and the Registrant (1)

10.10	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer and Trust Company and the Initial Stockholders (1)

10.12	Promissory Note dated October 6, 2005 issued to George Sagredos (1)

10.13	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders (1)

10.14	Form of Placement Unit Agreement between the Registrant and Maxim Group LLC (1)

10.15	Subscription Agreement and Amendment thereto between the Registrant and George Sagredos (1)

10.16	Stock Option Agreement, dated as of July 21, 2006, between the Registrant and George Sagredos (1)

10.17	Form of $250,000 Promissory Note issued to George Sagredos (1)

10.18	Form of $3,675,000 Convertible Promissory Note (1)

10.19	Form of Assignment and Assumption of Subscription Agreement (1)

10.20	Form of Letter Agreement by Energy Corp. (1)

10.21	Stock Option Agreement, dated as of June 6, 2006, between the Registrant and Andreas Theotokis (1)

10.22	Second Amendment to Subscription Agreement (1)

10.23	Consulting Agreement, dated November 17, 2006, by and between the Registrant and Sinitus AG (2)

10.24	Amended and Acquisition Infrastructure Restated Share Purchase Agreement by and among Vanship Holdings Limited, Energy Corp., and the Energy Infrastructure Merger Corporation

10.25	Committed Term sheet of DVB Merchant Bank (Asia) Ltd., Fortis Bank S.A. / N.V. and NIBC Bank Ltd.

10.26	Side Letter to Committed Term Sheet

14	Code of Business Conduct and Ethics (1)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-124601).
(2) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2006 (File No. 001-32941)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY INFRASTRUCTURE ACQUISITION CORP.

April 1, 2008	By:	/s/ Marios Pantazopolous
Marios Pantazopolous, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arie Silverberg	Chief Executive Officer and Director	April 1, 2008
Arie Silverberg	(principal executive officer)

/s/ Marios Pantazopoulos	Chief Financial Officer and Director	April 1, 2008
Marios Pantazopoulos	(principal financial and accounting officer)

/s/ George Sagredos	Chief Operating Officer,	April 1, 2008
George Sagredos	President and Director

/s/ Andreas Theotokis	Chairman of the Board of Directors and Director	April 1, 2008
Andreas Theotokis

/s/ Jonathan Kollek	Director	April 1, 2008
Jonathan Kollek

/s/ David Wong	Director	April 1, 2008
David Wong

/s/ Maximos Kremos	Director	April 1, 2008
Maximos Kremos

/s/ Peter Blumen	Director	April 1, 2008
Peter Blumen

/s/ Philippe Meyer	Director	April 1, 2008
Philippe Meyer

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

FINANCIAL STATEMENTS
AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INDEX

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheets as of December 31, 2007 and 2006	F-4

Statements of Operations for the years ended December 31, 2007 and 2006, and for the periods from August 11, 2005 (Inception) to December 31, 2005 and August 11, 2005 (Inception) to December 31, 2007 (Cumulative)
F-5

Statement of Stockholders’ Equity for the period August 11, 2005 (Inception) to December 31, 2007	F-6

Statements of Cash Flows for the years ended December 31, 2007 and 2006, and for the periods August 11, 2005 (Inception) to December 31, 2005 and August 11, 2005 (Inception) to December 31, 2007 (Cumulative)
F-7

Notes to Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Energy Infrastructure Acquisition Corp.

We have audited the balance sheet of Energy Infrastructure Acquisition Corp. (a corporation in the development stage) as of December 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the year then ended and the amounts included in the cumulative columns in the statements of operations and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energy Infrastructure Acquisition Corp. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company may face a mandatory liquidation by July 21, 2008 if a business combination is not consummated, which raises substantial doubt as to its ability continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited the adjustments described in Note 12 that were applied to restate the balance sheet as of December 31, 2006, and the statements of operations, stockholders’ equity and cash flows for the year then ended, and the amounts included in the cumulative column for the year then ended, to correct errors. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2006 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2006 financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Energy Infrastructure Acquisition Corp.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 31, 2008 expressed an opinion that Energy Infrastructure Acquisition Corp. had not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). .

/s/ MCGLADREY & PULLEN, LLP
MCGLADREY & PULLEN, LLP
New York, NY
March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Energy Infrastructure Acquisition Corp.

We have audited, before the effects of the adjustments for the correction of the error described in Note 12, the accompanying balance sheet of Energy Infrastructure Acquisition Corp. (a corporation in the development stage) as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006 and for the period from August 11, 2005 (inception) to December 31, 2005, and the amounts included in the cumulative column for the period from August 11, 2005 (inception) to December 31, 2006 . These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, except for the effects of the error described in Note 12, the financial statements referred to above present fairly, in all material respects, the financial position of Energy Infrastructure Acquisition Corp. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, and for the period from August 11, 2005 (inception) to December 31, 2005, and the period included in the cumulative column from August 11, 2005 (inception) to December 31, 2006, in conformity with United States generally accepted accounting principles.

We were not engaged to audit, review, or apply procedures to the adjustments for the correction of the error described in Note 12 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by McGladrey & Pullen, LLP.

/s/GOLDSTEIN GOLUB KESSLER LLP
GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 28, 2007

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEETS

	December 31,
	2007	2006
		(Restated)

ASSETS
Current assets:
Cash	$13,933	$553,716
Money market funds - held in trust	217,023,161	211,414,806
Prepaid expenses	108,341	113,960
Total current assets	217,145.435	212,082,482
Deferred acquisition costs	1,065,043	—
Total assets	$218,210,478	$212,082,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,150,444	$202,185
Amounts due to underwriter	2,531,656	2,757,186
Deferred interest on funds held in trust	1,156,315	—
Accrued interest payable to stockholder	40,489	58,649
Due to stockholder	—	193,188
Term loan payable to stockholder	—	475,000
Convertible loans payable to stockholder	2,685,000	2,685,000
Total current liabilities	7,563,904	6,371,208

Common stock subject to possible redemption - 6,525,118 shares at redemption value	64,619,129	64,619,129

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized - 1,000,000 shares; issued - none	—	—
Common stock, $0.0001 par value; authorized - 89,000,000 shares; issued and outstanding - 27,221,747 shares, inclusive of 6,525,118 shares subject to possible redemption	2,722	2,722
Paid-in capital in excess of par	155,571,903	143,932,603
Deficit accumulated during the development stage	(9,547,180)	(2,843,180)
Total stockholders’ equity	146,027,445	141,092,145
Total liabilities and stockholders’ equity	$218,210,478	$212,082,482

See accompanying notes to financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF OPERATIONS

	Years Ended December 31,		Period from August 11, 2005	Period from August 11, 2005
	2007	2006	(Inception) to December 31, 2005	(Inception) to December 31, 2007 (Cumulative)
		(Restated)
Operating expenses, including stock-based compensation to management of $11,639,300 and $5,334,679 for the years ended December 31, 2007 and 2006 (Restated), and $16,973,979 for the period from August 11, 2005 (Inception) to December 31, 2007 (Cumulative)	$(12,971,706)	$(5,924,945)	$(910)	$(18,897,561)
Interest income	6,369,468	3,139,543	1,781	9,510,792
Interest expense - stockholder	(101,762)	(55,899)	(2,750)	(160,411)
Net loss	$(6,704,000)	$(2,841,301)	$(1,879)	$(9,547,180)
Net loss per common share - basic and diluted	$(0.25)	$(0.18)	$(0.00)	$(0.51)
Weighted average common shares outstanding - basic and diluted	27,221,747	15,366,555	5,831,349	18,761,298

See accompanying notes to financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-in Capital in Excess	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	of Par	Stage	Equity

Balance, August 11, 2005 (Inception)	—	$—	$—	$—	$—
Sale of shares to founding stockholders at $0.0043 per share	5,831,349	583	24,417	—	25,000
Net loss for the period ended December 31, 2005	—	—	—	(1,879)	(1,879)
Balance, December 31, 2005	5,831,349	583	24,417	(1,879)	23,121
Shares surrendered and cancelled	(562,500)	(56)	56	—	—
Shares issued in private placement and public offering, net of offering costs	21,750,398	2,175	203,192,600	—	203,194,775
Shares issued to underwriter	202,500	20	(20)	—	—
Shares reclassified to “Common stock subject to possible redemption”	—	—	(64,619,129)	—	(64,619,129)
Stock-based compensation	—	—	5,334,679	—	5,334,679
Net loss for the year (Restated)	—	—	—	(2,841,301)	(2,841,301)
Balance, December 31, 2006 (Restated)	27,221,747	2,722	143,932,603	(2,843,180)	141,092,145
Stock-based compensation	—	—	11,639,300	—	11,639,300
Net loss for the year	—	—	—	(6,704,000)	(6,704,000)
Balance, December 31, 2007	27,221,747	$2,722	$155,571,903	$(9,547,180)	$146,027,445

See accompanying notes to financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,		Period from August 11, 2005	Period from August 11, 2005(Inception) to
	2007	2006	(Inception) to December 31, 2005	December 31, 2007 (Cumulative)
		(Restated)

Cash flows from operating activities
Net loss	$(6,704,000)	$(2,841,301)	$(1,879)	$(9,547,180)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	11,639,300	5,334,679	—	16,973,979
Interest earned on funds held in trust	(7,524,361)	(3,130,359)	—	(10,654,720)
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses	5,619	(113,960)	—	(108,341)
Increase (decrease) in -
Accounts payable and accrued expenses	179,487	201,275	910	381,672
Deferred interest on funds held in trust	1,156,315	—	—	1,156,315
Accrued interest payable to stockholder	(18,160)	55,899	2,750	40,489
Net cash provided by (used in) operating activities	(1,265,800)	(493,767)	1,781	(1,757,786)

Cash flows from investing activities
Funds placed in trust account	—	(209,250,000)	—	(209,250,000)
Payment of deferred acquisition costs	(296,271)	—	—	(296,271)
Withdrawals from trust account	2,000,000	1,000,000	—	3,000,000
Net cash provided by (used in) investing activities	1,703,729	(208,250,000)	—	(206,546,271)

Cash flows from financing activities
Proceeds from initial sale of common stock	—	—	25,000	25,000
Gross proceeds from private placement	—	8,253,980	—	8,253,980
Gross proceeds from public offering	—	209,050,000	—	209,050,000
Payment of offering costs	(309,524)	(11,286,466)	(100,000)	(11,695,990)
Proceeds from stockholder loans	—	3,160,000	300,000	3,460,000
Repayment of stockholder loans	(475,000)	(300,000)	—	(775,000)
Decrease in attorney trust account	—	25,000	(25,000)	—
Proceeds from (repayments of) stockholder advances	(193,188)	193,188	—	—
Net cash provided by (used in) financing activities	(977,712)	209,095,702	200,000	208,317,990

Net increase (decrease) in cash	(539,783)	351,935	201,781	13,933
Cash at beginning of period	553,716	201,781	—	—
Cash at end of period	$13,933	$553,716	$201,781	$13,933

Supplemental disclosure of cash flow information:
Non-cash investing and financing activity:
Increase in accrued acquisition costs	$768,772	$—	$—	$768,772
Increase in accrued offering costs and placement fees, net	$—	$2,674,444	$48,295	$2,722,739
Common stock subject to possible redemption	$—	$64,619,129	$—	$64,619,129
Cash paid during the periods for:
Interest	$119,922	$—	$—	$119,922
Income taxes	$—	$—	$—	$—

See accompanying notes to financial statements.

 ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006,
AND THE PERIOD FROM AUGUST 11, 2005 (INCEPTION) TO DECEMBER 31, 2005

1. Organization and Proposed Business Operations

Energy Infrastructure Acquisition Corp. (the “Company”) was incorporated in Delaware on August 11, 2005 as a blank check company formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in the energy or energy-related industries.

At December 31, 2007, the Company had not yet commenced any business operations and is therefore considered a “corporation in the development stage”. All activity through December 31, 2007 relates to the Company’s formation and capital raising efforts, as described below. The Company is subject to the risks associated with development stage companies. The Company has selected December 31 as its fiscal year-end.

The Company’s ability to acquire an operating business was contingent upon obtaining adequate financial resources through a private placement in accordance with Regulation S under the Securities Act of 1933, as amended (the “Private Placement”), a public offering (the “Public Offering”, and together with the Private Placement, the “Offerings”) and a loan from an off-shore company controlled by the Company’s President and Chief Operating Officer, all of which were completed by August 31, 2006. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offerings, although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a business combination with an operating company. As used herein, a “target business” shall include one or more operating businesses that supports the process of bringing energy, in the form of crude oil, natural and liquefied petroleum gas, and refined and specialized products (such as petrochemicals), from production to final consumption throughout the world, and a “business combination” shall mean the acquisition by the Company of such a target business. There can be no assurances that the Company will be able to successfully effect a business combination.

The Company restated its 2006 financial statements as described at Note 12.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company will face mandatory liquidation by July 21, 2008 if a business combination is not consummated, which raises substantial doubt about the Company’s ability to continue as a going concern. On December 3, 2007, the Company executed a definitive agreement, as amended and restated on February 6, 2008, to acquire certain operating assets (see Note 4). This transaction is subject to various closing conditions, including the approval of the Company’s stockholders, the preparation and execution of definitive transaction documents, the preparation of audited financial statements of the entities to be acquired, and compliance with various securities laws and regulations. The Company will also require additional capital to fund operating and transaction costs during 2008 prior to the closing of a business combination. In this regard, during March 2008, a company controlled by the Company’s President and Chief Operating Officer made a $500,000 short-term interest-bearing loan to the Company for working capital purposes. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2. Summary of Significant Accounting Policies

Cash Equivalents and Concentrations

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Such cash and cash equivalents, at times, may exceed federally insured limits. The Company maintains its accounts with financial institutions with high credit ratings.

Income Taxes

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on January 1, 2007 did not have a material effect on the Company’s financial statements.

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

Earnings Per Share

The Company computes earnings per share in accordance with SFAS No. 128, “Earnings per Share” and SEC Staff Accounting Bulletin No. 98.  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as the income available to common shareholders divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

At December 31, 2007 and 2006, the Company had securities entitling the holder thereof to acquire shares of common stock as shown below. The effect of all outstanding warrants, stock options and convertible loans was anti-dilutive for all periods presented.

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

Stock-Based Compensation

The Company accounts for share-based payments pursuant to Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments, including grants of employee stock options to employees, to be recognized in the financial statements based on their fair values.

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

Deferred Interest on Funds Held in Trust

Deferred interest on funds held in trust consists of the 30% less one share portion of the interest earned on the funds held in trust, which is the maximum amount, net of permitted withdrawals by the Company, that the Company would be obligated to pay to stockholders who elect to have their stock redeemed by the Company without resulting in a rejection of a business combination.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”). SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the potential effect of SFAS No. 157 on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is currently assessing the potential effect of SFAS No. 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other pronouncements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 160.

3. Private Placement and Public Offering

Private Placement

On January 2, 2006, George Sagredos, the Company’s President and Chief Operating Officer, entered into a binding firm commitment subscription agreement to purchase 825,398 units of the Company’s securities at $10.00 per unit pursuant to Regulation S under the Securities Act of 1933, as amended. In June 2006, George Sagredos assigned such subscription agreement to Energy Corp., a corporation organized under the laws of the Cayman Islands, which is wholly-owned by Energy Star Trust, a Cayman Islands trust, to purchase such securities on the same terms. George Sagredos and Andreas Theotokis, as co-enforcers and beneficiaries of Energy Star Trust, have voting and dispositive control over such shares owned by Energy Corp. On July 17, 2006, the subscription of $8,253,980 was funded.

Public Offering

On July 21, 2006, the Company, pursuant to its Public Offering, sold 20,250,000 units at a price of $10.00 per unit. Each unit consisted of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (“warrant”). Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $8.00 commencing on the later of the completion of a business combination with a target business or July 17, 2007, one year from the effective date of the Public Offering, and expires on July 17, 2010, four years from the date of the prospectus. The warrants will be redeemable at a price of $0.01 per warrant upon 30 days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which a notice of redemption is given. The common stock and warrants included in the units began to trade separately on October 4, 2006, and trading in the units ceased on such date.

On July 21, 2006, the closing date of the Public Offering, $202,500,000 was placed in a trust account at Lehman Brothers Inc. maintained by Continental Stock Transfer & Trust Company, New York, New York, as trustee (“Trust Account”). This amount includes the net proceeds of the Offerings, a convertible loan in the principal amount of $2,550,000 made prior to the consummation of the Public Offering by Robert Ventures Limited, an off-shore company controlled by the Company’s President and Chief Operating Officer, a term loan in the principal amount of $475,000 made prior to the consummation of the Public Offering by the Company’s President and Chief Operating Officer, $2,107,540 of contingent underwriting compensation and placement fees (the “Discount”), to be paid to the Maxim Group LLC (“Maxim”) and the other underwriters, respectively, if and only if, a business combination is consummated. The funds in the Trust Account will be invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Trust Account as part of a plan of dissolution and liquidation approved by the Company’s stockholders.

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

At December 31, 2007, amounts due to underwriter in the accompanying balance sheet consisted of deferred fees and discounts of $2,310,040, that are contingently payable upon the consummation of a business combination, the fourth and final installment of the deferred placement fee of $103,174 described above, and accrued interest of $118,441 on contingently payable deferred fees and discounts included in the Trust Account. At December 31, 2006 (Restated), amounts due to underwriter consisted of deferred fees and discounts of $2,310,040, that are contingently payable upon the consummation of a business combination, the above described deferred placement fee of $412,699, and accrued interest of $34,447 on contingently payable deferred fees and discounts included in the Trust Account .

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

During the year ended December 31, 2006, the Company reimbursed certain of its officers and directors for $286,102 of travel and other similar reimbursable expenses incurred through July 2006 that related directly to the Company’s Public Offering, and which were therefore recorded as offering costs and charged directly to stockholders’ equity.

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

The Company is required to submit the acquisition of a target business to its stockholders for approval. In the event that public stockholders owning 30% or more of the outstanding stock sold in the Offerings vote against the business combination and elect to have the Company redeem their shares for cash, the business combination will not be consummated. All of the Company’s stockholders prior to the Offerings, including all of the officers and directors of the Company (the “Initial Stockholders”), have agreed to vote their 5,268,849 founding shares of common stock in accordance with the vote of the majority of shares purchased in the Offerings with respect to any business combination and to vote any shares they acquire in the Offerings, or in the aftermarket, in favor of the business combination. After consummation of the Company’s first business combination, all of these voting safeguards will no longer be applicable.

With respect to the first business combination that is approved and consummated, any holder of shares sold in the Public Offering (the “Public Stockholders”) that votes against the business combination, may require that the Company redeem their shares. The per share redemption price will equal $10.00 per share (inclusive of a pro rata portion of the Discount ($0.10 per share)) and interest earned thereon, subject to certain reductions. Accordingly, Public Stockholders holding one share less than 30% of the aggregate number of shares sold in the Offerings may seek redemption of their shares in the event of a business combination.

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a business combination by July 21, 2008. An off-shore company controlled by George Sagredos, the Company’s President and Chief Operating Officer, purchased an aggregate of 825,398 units in the Private Placement, but has waived its right to liquidation distributions with respect to the shares of common stock included in such units. Accordingly, in the event of such a liquidation, the amount in the Trust Account will be distributed to the holders of the shares sold in the Public Offering.

4. Proposed Business Combination

On December 3, 2007, the Company entered into a definitive agreement, as amended and restated on February 6, 2008 (the “Share Purchase Agreement”), pursuant to which it has agreed to purchase, through a newly-formed, wholly-owned subsidiary, Energy Infrastructure Merger Corporation, a Marshall Islands corporation (“EIMC”), the outstanding shares of nine companies from Vanship Holdings Limited, a Liberian corporation (“Vanship”), a global shipping company carrying on business from Hong Kong, for aggregate consideration of $778,000,000, consisting of $643,000,000 payable in cash from the Company’s trust fund and borrowings under a credit facility to be negotiated and $135,000,000 payable in the form of 13,500,000 shares of common stock of EIMC (the “Acquisition”). Each of the nine companies is a special purpose vehicle (“SPV”) that owns one very large crude carrier (“VLCC”), which is a tanker vessel used to transport crude oil. Additionally, Vanship will be eligible to earn an additional 3,000,000 shares of common stock of EIMC in each of the first and second 12-month periods following the merger (up to a total of 6,000,000 shares in the aggregate) based on the achievement of certain EBITDA milestones associated with the purchased vessels. The $643,000,000 cash payment will be reduced by the aggregate amount of net indebtedness of the SPVs at the time of the completion of the business combination and is subject to other closing adjustments.

Concurrently with the Acquisition, it is intended that the Company will consummate a merger with EIMC in which EIMC will be the surviving entity (the “Redomiciliation Merger”, and together with the Acquisition, the “Business Combination”). Concurrently with and contingent on the closing of the Business Combination:

Vanship has agreed to purchase up to 5,000,000 units of EIMC to the extent necessary for EIMC to secure financing for the Acquisition at a purchase price of $10.00 per unit. Each unit will consist of one share of common stock and one common stock purchase warrant. The units will be identical to those that were issued in the Company’s July 2006 IPO except that they will be subject to a lock-up period of six months post-closing.

George Sagredos, the Company's President and COO and a Director, will convert convertible debt in the aggregate principal amount of $2,685,000 into 268,500 units, at a conversion price of $10.00 per unit. Each unit will consist of one share of common stock and one common stock purchase warrant. The units will be identical to those that were issued in the Company’s July 2006 IPO except that they will be subject to a lock-up period of six months post-closing.

George Sagredos will transfer to Vanship, at no additional cost to Vanship, 425,000 warrants purchased by a company controlled by him in a private placement of units in the Company made prior to the Company’s July 2006 IPO.

As a condition to the closing of the Business Combination, George Sagredos and Andreas Theotokis, the Company’s Chairman of the Board of Directors shall have agreed to the termination of stock options to purchase an aggregate of 3,585,000 shares of common stock (exercisable at $0.01 per share) that were issued to them prior to the Company’s July 2006 IPO.

George Sagredos (and any permitted assignee and/or transferee as permitted by the Share Purchase Agreement) will be issued 1,000,000 units of EIMC, consisting of one share of common stock and one common stock purchase warrant. These units will be identical to the units issued in the Company’s July 2006 IPO except that they will be subject to a lock-up period of six months post-closing.

Under the Share Purchase Agreement and subject to its ability to do so under applicable law, EIMC will pay a dividend of $1.54 per share to EIMC's public shareholders on the first anniversary of the consummation of the Business Combination. Vanship has agreed, and it is a condition to the closing that EIMC insiders shall have agreed, to waive any right to receive dividend payments in respect of the one-year period immediately following the consummation of the Business Combination in order to facilitate the payment of this one-time dividend to the public shareholders.

Each of the Acquisition and the Redomiciliation Merger are conditioned upon the consummation of the other, and are each subject to customary closing conditions, including the approval of the Company’s stockholders, the preparation and execution of definitive transaction documents, the preparation of audited financial statements of the SPVs, and compliance with various securities laws and regulations.

Pursuant to the Company’s certificate of incorporation, holders of shares purchased in the Company’s initial public offering (other than the Company’s initial stockholders) may vote against the Business Combination and demand that the Company redeem their shares for a cash payment of $10.00 per share, plus a portion of the interest earned not previously released to it (net of taxes payable), as of the record date. The Company will not consummate the Business Combination if holders of 6,525,119 or more shares exercise these redemption rights. If holders of the maximum permissible number of shares elect redemption without the Company being required to abandon the Business Combination, the Company may not have funds available to proceed with the Business Combination unless it is able to obtain additional capital. Assuming that the Company’s stockholders approve the Business Combination, EIMC intends to sell such number of shares of its common stock equal to the number of shares of the Company’s common stock that are redeemed upon completion of the Business Combination. The proceeds of such sale would be used to fund redemptions of common stock by the Company’s stockholders. There can be no assurance that EIMC will be able to successfully complete such sale. To the extent such sale is not completed and the Company has insufficient funds to complete the Business Combination, the Business Combination will not occur, and it is likely that the Company will be required to dissolve and liquidate.

The transaction is expected to be accounted for as a “reverse merger” since, immediately following completion of the transaction, the stockholder of the SPVs immediately prior to the transaction will have effective control of the Company through its approximately 39% stockholder interest in the combined entity, assuming no stockholder redemptions (46% in the event of maximum stockholder redemptions) and control of a majority of the board of directors and all of the senior executive positions. For accounting purposes, the SPVs (through EIMC, a newly-formed holding company) will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of the SPVs, i.e., the issuance of stock by the SPVs (through EIMC) for the stock of the Company. Accordingly, the combined assets, liabilities and results of operations of the SPVs will become the historical financial statements of the Company, and the Company’s assets, liabilities and results of operations will be consolidated with the SPVs beginning on the acquisition date. No step-up in basis or intangible assets or goodwill will be recorded in this transaction, except that the concurrent acquisition of the 50% equity interest in the three of the SPVs currently held by a third party will result in the step-up of the proportionate share of assets and liabilities acquired to reflect consideration paid.

At December 31, 2007, $1,065,043 of deferred acquisition costs included on the Company’s balance sheet consisted principally of legal fees, accounting fees, consulting and advisory fees, and other outside costs incurred by the Company during 2007 that are related to the Business Combination, and will be charged to additional paid-in capital upon the consummation of the Business Combination, or charged to the operations in the event that the Business Combination does not occur. The Company is responsible for paying certain of Vanship’s accounting fees incurred in conjunction with the Business Combination, which have been accrued and included in deferred acquisition costs at December 31, 2007. The Company is also responsible for reimbursing Vanship for its legal and accounting fees in the event that the Share Purchase Agreement is terminated.

5.  Money Market Funds - Held in Trust

Money market funds - held in trust at December 31, 2007 consist of Lehman Brothers Municipal Money Fund Tax Free Money Fund of $73,172,089, including accrued interest of $185,418, and Money Market Obligations Trust Tax Free Obligations of $143,851,072, including accrued interest of $575,292, with coupon rates of 3.587% and 3.332%, respectively.

Money market funds - held in trust at December 31, 2006 consist of Lehman Brothers Municipal Money Fund Tax Free Money Fund of $70,671,722, including accrued interest of $206,244, and Money Market Obligations Trust Tax Free Obligations of $140,743,084, including accrued interest of $410,958, with coupon rates of 3.675% and 3.679%, respectively.

Certain portions of these investment funds may not be covered by insurance.

6. Notes and Advances Payable to Stockholder

On July 17, 2006, Robert Ventures Limited, an off-shore company controlled by George Sagredos, loaned $2,550,000 to the Company in the form of a convertible note. Such loan bears interest at a per annum rate equivalent to the per annum interest rate applied to funds held in the Trust Account during the quarterly period covered by such interest payment (average 3.503% from inception to December 31, 2007). The Company is obligated to make quarterly interest payments on such loan following the expiration of the first full quarter after the date that it has drawn down at least $1,000,000 from accrued interest on the Trust Account to fund its working capital requirements. During the quarter ended December 31, 2006, the Company had met this requirement. Accordingly, on March 12, 2007, the Company made its first quarterly interest payment of interest accrued on this loan through February 28, 2007. Principal on the loan is due the earlier of the Company’s liquidation or the consummation of a business combination. The holder of the loan has the option to convert all of the principal of such indebtedness into units that are identical to the units offered in the Public Offering, at a conversion price of $10.00 a unit, commencing two days following the date the Company files a preliminary proxy statement with respect to a proposed business combination. In the event that the holder of the convertible loan elects to convert the full amount of the loan, it will receive 255,000 units which, upon separation of the units would result in the holder having an additional 255,000 shares of common stock and 255,000 warrants.

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

On July 17, 2006, George Sagredos also loaned $475,000 to the Company. Such loan bears interest at a per annum interest rate equivalent to the per annum interest rate applied to the funds held in the Trust Account during the same period that such loan is outstanding (average 3.503% from inception to December 31, 2007). The Company is obligated to repay the principal and accrued interest on such loan following the earlier of (i) the expiration of the second full quarter after the date that it has drawn down at least $1,000,000 from accrued interest on the Trust Account to fund its working capital requirements, (ii) the consummation of a business combination by the Company, or (iii) the Company’s dissolution and liquidation. During the quarter ended December 31, 2006, the Company had met this requirement. Accordingly, the Company repaid the principal of $475,000 and accrued interest of $14,437 on this loan on June 4, 2007.

In addition to the above, the Company was indebted to George Sagredos for non-interest bearing advances totaling $193,188 as of December 31, 2006. On May 7, 2007, such non-interest bearing advances were repaid in full.

7. Common Stock

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

8. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

9. Stock Options

On July 18, 2006, the Company rescinded all prior agreements to grant stock options to George Sagredos and to Andreas Theotokis. Such agreements were to be effective on the closing date of the Public Offering. Also on July 18, 2006, the Company authorized the grant to George Sagredos on the closing date of the Public Offering of an option to purchase an aggregate of 2,688,750 shares of common stock at an exercise price of $0.01 per share, with the option exercisable in four quarterly installments of 672,187 options on each of the first three quarterly installment dates and 672,189 options on the fourth quarterly installment date, with the first installment vesting on the date of expiration of the three-month period immediately following the consummation of a business combination, and with the vesting of such options contingent upon George Sagredos being an officer of the Company on each respective vesting date. The Company also approved the grant to Andreas Theotokis on the closing date of the Public Offering of an option to purchase an aggregate of 896,250 shares of Common Stock at an exercise price of $0.01 per share, with such option exercisable in four quarterly installments of 224,062 options on each of the first three quarterly installment dates and 224,064 options on the fourth quarterly installment date, with the first installment vesting on the date of expiration of the three-month period immediately following the consummation of a business combination, subject to Andreas Theotokis being an officer the Company on each respective vesting date. The options granted to George Sagredos and to Andreas Theotokis are exercisable for a term of five years after the vesting date.

Because the grant of the options is deemed to be stock-based compensation, commencing on the date of grant (which occurred at the closing of the Public Offering), pursuant to SFAS No. 123R, the Company is required to record a charge to operations in an amount equal to the fair value of such options, which the Company has estimated using the Black-Scholes option-pricing model, to be an aggregate of approximately $34,920,000. In valuing the options, the Company did not consider it necessary to evaluate possible variations in volatility or other input metrics, since, due to the very large spread between the exercise price of the options ($0.01 per share) and the fair value of the underlying common stock ($9.75 per share), the Black-Scholes formula yields a consistent fair value capped at $9.74 per share ($9.75 minus $0.01). In accounting for the options, the Company considers the consummation of a business combination to be a performance condition that is expected to be met. As a result of including the two-year period that the Company has to effect a business combination and the one-year vesting period of the options, the Company expects that the charge to earnings with respect to each quarterly installment will be amortized over a maximum period of 36 months, which is the implicit service period. Accordingly, on an aggregate basis, as a result of the grant of such options, at December 31, 2007, the Company is scheduled to recognize stock-based compensation expense during the remaining term of such options of approximately $11,640,000 and $6,310,000, during the years ending December 31, 2008 and 2009, respectively.

In the event that the Company consummates a business combination in less than two years from the closing date of the Public Offering, the above amortization schedule would be accelerated and the Company therefore would record an increased charge to operations through such date based on the revised estimate of the implicit service period.

A summary of stock option activity for the years ended December 31, 2007 and 2006 is shown below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2005	—	$—	—
Granted	3,585,000	0.01	7.63
Exercised	—	—	—
Cancelled	—	—	—
Options outstanding at December 31, 2006	3,585,000	0.01	7.19
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Options outstanding at December 31, 2007	3,585,000	$0.01	6.19

Options exercisable at December 31, 2007	—	$—	—

The aggregate intrinsic value of stock options outstanding was approximately $36,316,000 at December 31, 2007.

10. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
		(Restated)

Expenses deferred for income tax purposes	$541,000	$144,000
Interest expense to related party	14,000	20,000
Net operating loss carryforwards	149,000	54,000
Total deferred tax assets	704,000	218,000
Valuation allowance	(704,000)	(218,000)
Net deferred tax assets	$—	$—

No federal tax provision has been provided for the years ended December 31, 2007 and 2006, and the period from August 11, 2005 (Inception) to December 31, 2005, due to the losses incurred to date. The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the effective rate for the years ended December 31, 2007, and 2006, and the period from August 11, 2005 (Inception) to December 31, 2005, is as follows:

	Years Ended December 31,		Period from August 11, 2005
	2007	2006	(Inception) to December 31, 2005
		(Restated)

U.S. federal statutory tax rate	(34.0%)	(34.0%)	(34.0%)
Tax-exempt interest income	(32.3%)	(19.5%)	—
Non-deductible stock-based compensation	59.0%	47.8%	—
Change in valuation allowance	7.3%	5.7%	34.0%
Effective tax rate	0.0%	0.0%	0.0%

At December 31, 2007, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $320,000 which, if not utilized earlier, expire beginning in 2027.

11. Commitments and Contingencies

The Company will not proceed with a business combination if Public Stockholders owning 30% or more of the shares sold in the Private Placement and Public Offering vote against the business combination and exercise their redemption rights. Accordingly, the Company may effect a business combination if Public Stockholders owning up to one share less than 30% of the aggregate shares sold in the Private Placement and Public Offering exercise their redemption rights. If this occurred, the Company would be required to redeem for cash up to one share less than 30% of the 21,750,398 shares of common stock included in the units, or 6,525,118 shares of common stock, at an expected initial per-share redemption price of $10.00, plus a pro rata share of the accrued interest earned on the trust account (net of (i) taxes payable on interest earned, (ii) up to $3,430,111 of interest income released to the Company to fund its working capital, (iii) payment of quarterly interest payments on the convertible loan and repayment of the convertible loan upon the earlier to occur of the Company’s dissolution and liquidation or a business combination, if not converted, and (iv) repayment of the term loan, plus accrued interest), including a pro rata share of the accrued interest earned on the underwriters’ contingent compensation. However, the ability of stockholders to receive $10.00 per unit is subject to any valid claims by the Company’s creditors which are not covered by amounts held in the trust account or the indemnities provided by the Company’s officers and directors. The expected redemption price per share is greater than each stockholder’s initial pro rata share of the trust account of approximately $9.90. Of the excess redemption price, approximately $0.10 per share represents a portion of the underwriters’ contingent fee, which they have agreed to forego for each share that is redeemed. Accordingly, the total contingent underwriting compensation payable to the underwriters in the event of a business combination will be reduced by approximately $0.10 for each share that is redeemed. The balance will be paid from proceeds held in the trust account, which are payable to the Company upon consummation of a business combination. In order to partially offset the resulting dilution to non-redeeming stockholders, management has agreed to surrender shares to the Company (at an assumed value of $10.00 per share) for cancellation, up to a maximum of 270,000 shares. Even if less than 30% of the stockholders exercise their redemption rights, the Company may be unable to consummate a business combination if such redemption leaves the Company with funds representing less than a fair market value at least equal to 80% of the amount in the trust account (excluding any funds held for the benefit of Maxim and the other underwriters) at the time of such acquisition, which amount is required as a condition to the consummation of the Company’s initial business combination, and the Company may therefore be required to raise additional capital to consummate a business combination or to liquidate if it is unable to do so.

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

In October 2006, the Company contracted with an unrelated party for the use of administrative services, including shared facilities and personnel, for a term of one year at a minimum cost of $10,000. This agreement automatically renewed for an additional one year in October 2007.

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

During 2007, the Company entered into various agreements for assistance in identifying, evaluating, negotiating and arranging funding for potential acquisition opportunities. Generally, the agreements are terminable upon short notice by either party and provide for a success fee of 1% of the transaction value in the event such adviser’s efforts lead to a successful business combination.

Included in accounts payable and accrued expenses at December 31, 2007 is $545,240 owed by the Company to its law firm. The payment of 50% of such law firm’s billings since October 1, 2007 has been deferred until July 18, 2008 and is payable, plus a 20% bonus, contingent on the Company completing a business combination. If the Company does not complete a business combination by such date, the law firm has agreed to permanently waive its right to receive such deferred amount.

In conjunction with the pending business combination described at Note 4, the Company is responsible for reimbursing Vanship for its legal and accounting fees in the event that the Share Purchase Agreement is terminated. As of February 29, 2008, the aggregate fees with respect to such contingency were approximately $1,600,000.

12. Restatement

During the year ended December 31, 2007, the Company determined that interest potentially distributable to redeeming stockholders was incorrectly calculated and the related liability was therefore overstated at September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007. At no time did this matter affect the funds held in the trust account or the rights of the Public Stockholders with respect to their redemption rights.

The Company initially corrected such overstatement by recording a credit to results of operations for the three months and nine months ended September 30, 2007. The Company has subsequently elected to restate its financial statements at September 30, 2006, December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007 for this adjustment, as well as for two additional minor adjustments as further described below.

The impact of the restatement on the Company’s 2006 balance sheet and statement of operations is summarized as shown below. The restatement did not have any effect on the Company’s 2006 statement of cash flows.

	As Originally Filed	Adjustments - Increase (Decrease)		As Restated
Balance Sheet - December 31, 2006:

Total current assets	$212,082,482	$	---	$212,082,482
Total assets	212,082,482		---	212,082,482

Total current liabilities	7,327,955		(991,194) (1)	6,371,208
			34,447 (2)

Common stock subject to possible redemption	64,597,399		21,730 (3)	64,619,129
Paid-in capital in excess of par	143,954,333		(21,730) (3)	143,932,603
Deficit accumulated during the development stage	(3,799,927)		(956,747)	(2,843,180)
Total stockholders’ equity	140,157,128		935,017	141,092,145

Statement of Operations - Year Ended December 31, 2006:

Interest income	2,182,796		991,194 (1)	3,139,543
			(34,447) (2)

Net loss	(3,798,048)		(956,747)	(2,841,301)
Net loss per common share - basic and diluted	$(0.25)		$(0.07)	$(0.18)

Description of adjustments:

(1) To reduce the liability for deferred interest on funds held in trust.
(2) To accrue for interest due to the underwriter for the portion of the underwriter’s fees held in trust.
(3) To increase common shares subject to redemption from 29.99% (6,522,945 shares) to one share less than 30%
(6,525,118 shares), an increase of 2,173 shares, recorded at $10.00 per share.

13.  Quarterly Results of Operations (Unaudited)

The following table sets forth unaudited quarterly results of operations for the years ended December 31, 2007 and 2006 (Restated). This unaudited quarterly information has been derived from the Company’s unaudited financial statements and, in the Company’s opinion, includes all adjustments, including normal recurring adjustments, necessary for a fair presentation of the information for the periods covered. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	Year Ended December 31, 2007
	(Restated)	(Restated)	(Restated)

Operating expenses	$(3,316,275)	$(3,329,129)	$(3,257,857)	$(3,068,445)	$(12,971,706)
Interest income	1,777,221	1,885,132	1,326,669	1,380,446	6,369,468
Interest expense - stockholder	(26,943)	(27.177)	(24,736)	(22,906)	(101,762)
Net loss	$(1,565,997)	$(1,471,174)	$(1,955,924)	$(1,710,905)	$(6,704,000)

Net loss per common share - basic and diluted	$(0.06)	$(0.05)	$(0.07)	$(0.06)	$(0.25)
Weighted average common shares outstanding - basic and diluted	27,221,747	27,221,747	27,221,747	27,221,747	27,221,747

	Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	Year Ended December 31, 2006
			(Restated)	(Restated)	(Restated)

Operating expenses	$(2,250)	$(10,837)	$(2,617,413)	$(3,294,445)	$(5,924,945)
Interest income	1,049	17	1,353,304	1,785,173	3,139,543
Interest expense - stockholder	(2,959)	(2.992)	(22,291)	(27,657)	(55,899)
Net loss	$(4,160)	$(13,812)	$(1,286,400)	$(1,536,929)	$(2,841,301)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.06)	$(0.06)	$(0.18)
Weighted average common shares outstanding - basic and diluted	5,831,349	5,831,349	22,270,845	27,221,747	15,366,555