Form 10-Q/A
period 2006-09-30
Energy Infrastructure Acquisition Corp.
filed 2008-05-01
CIK 1350886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Energy Infrastructure Acquisition Corp. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, which was originally filed on November 20, 2006 (the “Original Filing”), to reflect the effect of the restatement of its unaudited financial statements for the quarter ended September 30, 2006.

On March 17, 2008, the Board of Directors of the Company determined that in connection with the preparation and audit of the Company’s financial statements for the year ended December 31, 2007, it was appropriate to restate its previously issued unaudited financial statements for the quarters ended September 30, 2006, and March 31, 2007, June 30, 2007 and September 30, 2007, and its audited financial statements for the year ended December 31, 2006. The restated audited financial statements for the year ended December 31, 2006 were included in the Company’s December 31, 2007 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 1, 2008.

The Company determined that interest potentially distributable to redeeming stockholders was incorrectly calculated for the period from July 21, 2006 through June 30, 2007. Accordingly, the related liability was therefore overstated at September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007. At September 30, 2006, the Company had recorded $432,972 of deferred interest on funds held in trust as a liability payable to stockholders who vote against a business combination. Based on the Company’s revised calculations, the deferred interest on funds held in trust should have been $0 at September 30, 2006. At no time did this matter affect the funds held in the trust account or the rights of the Public Stockholders with respect to their redemption rights.

The impact of the restatement is summarized in Note 9. In conjunction with the restatement, the Company also recorded three additional minor adjustments, also described in Note 9.

Although this Form 10-Q/A sets forth the Original Filing in its entirety, this Form 10-Q/A only amends the financial statements, as described in this explanatory note, Item 4. Controls and Procedures, and Exhibits 31.1, 31.2, and 32. This Amendment does not affect any other parts of the Original Filing, and no other information in the Original Filing is amended hereby. Except for the amendments described above, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Form 10-Q/A should also be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing, including any Current Reports on Form 8-K filed subsequent to the date of the Original Filing.

Energy Infrastructure Acquisition Corp. Index to Form 10-Q/A

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	December 31, 2005	September 30, 2006
		(Unaudited)
ASSETS		(Restated)
Current assets:
Cash	$201,781	$268,008
Money market funds - held in trust	---	210,211,667
Prepaid expenses	---	154,923
Attorney trust account	25,000	---
Total current assets	226,781	210,634,598
Deferred offering costs	148,295	---
Total assets	$375,076	$210,634,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$49,205	$152,096
Amounts due to underwriter	---	2,987,281
Accrued interest payable to stockholder	2,750	30,993
Due to stockholder	---	193,188
Note payable to stockholder	300,000	---
Term loan payable to stockholder	---	475,000
Convertible loans payable to stockholder	---	2,685,000
Total liabilities	351,955	6,523,558

Common stock subject to possible redemption - 6,525,118 shares at redemption value	---	64,619,129

Commitments

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized - 1,000,000 shares; issued - none	---	---
Common stock, $0.0001 par value; authorized - 89,000,000 shares; issued and outstanding - 5,831,349 shares at December 31, 2005, and 27,221,747 shares, inclusive of 6,525,118 shares subject to possible redemption, at September 30, 2006	583	2,722
Paid-in capital in excess of par	24,417	140,795,440
Deficit accumulated during the development stage	(1,879)	(1,306,251)
Total stockholders’ equity	23,121	139,491,911
Total liabilities and stockholders’ equity	$375,076	$210,634,598

See accompanying notes to unaudited condensed financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006	Period from August 11, 2005 (Inception) to September 30, 2005	Period from August 11, 2005 (Inception) to September 30, 2006 (Cumulative)
	(Restated)	(Restated)		(Restated)
Operating expenses, including stock-based compensation to management of $2,424,854 for the three months and nine months ended September 30, 2006, and the period from August 11, 2005 (Inception) to September 30, 2006 (cumulative)	$(2,617,413)	$(2,630,499)	$(910)	$(2,631,410)
Interest income	1,353,304	1,354,370	---	1,356,151
Interest expense - stockholder	(22,291)	(28,243)	---	(30,992)
Net loss	$(1,286,400)	$(1,304,372)	$(910)	$(1,306,251)
Net loss per common share - basic and diluted	$(0.06)	$(0.11)	$(0.00)	$(0.14)
Weighted average number of common shares outstanding -basic and diluted	22,270,845	11,371,399	5,831,349	9,467,007

See accompanying notes to unaudited condensed financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

							(Deficit)
					Paid-in		Accumulated
					Capital		During the		Total
	Common Stock				in Excess		Development		Stockholders’
	Shares		Amount		of Par		Stage		Equity

Balance, August 11, 2005 (Inception)	---	$	---	$	---	$	---	$	---
Sale of shares to founding stockholders at $0.0043 per share	5,831,349		583		24,417		---		25,000
Net loss for the period ended December 31, 2005	---		---		---		(1,879)		(1,879)
Balance, December 31, 2005	5,831,349		583		24,417		(1,879)		23,121
Unaudited:
Net loss for the three months ended March 31, 2006	---		---		---		(4,160)		(4,160)
Balance, March 31, 2006	5,831,349		583		24,417		(6,039)		18,961
Net loss for the three months ended June 30, 2006	---		---		---		(13,812)		(13,812)
Balance, June 30, 2006	5,831,349		583		24,417		(19,851)		5,149
Shares surrendered and cancelled	(562,500)		(56)		56		---		---
Shares issued in private placement and public offering, net of offering costs (Restated)	21,750,398		2,175		202,965,262		---		202,967,437
Shares issued to underwriter	202,500		20		(20)		---		---
Shares reclassified to “Common stock subject to possible redemption” (Restated)	---		---		(64,619,129)		---		(64,619,129)
Stock-based compensation	---		---		2,424,854		---		2,424,854
Net loss for the three months ended September 30, 2006 (Restated)	---		---		---		(1,286,400)		(1,286,400)
Balance, September 30, 2006 (Restated)	27,221,747		$2,722		$140,795,440		$(1,306,251)		$139,491,911

See accompanying notes to unaudited condensed financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30, 2006	Period from August 11, 2005 (Inception) to September 30, 2005		Period from August 11, 2005 (Inception) to September 30, 2006 (Cumulative)
	(Restated)			(Restated)
Cash flows from operating activities
Net loss	$(1,304,372)		$(910)	$(1,306,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,424,854		---	2,424,854
Interest earned on funds held in trust	(1,347,125)		---	(1,347,125)
Change in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses	(154,923)		---	(154,923)
Increase (decrease) in -
Accounts payable and accrued expenses	151,186		910	152,096
Accrued interest payable to stockholder	28,243		---	30,993
Net cash used in operating activities	(202,137)		---	(200,356)

Cash flows from investing activities
Funds placed in trust account	(209,250,000)		---	(209,250,000)
Withdrawals from trust account	400,000		---	400,000
Net cash used in investing activities	(208,850,000)		---	(208,850,000)

Cash flows from financing activities
Proceeds from initial sale of common stock	---		---	25,000
Gross proceeds from private placement	8,253,980		---	8,253,980
Gross proceeds from public offering	209,050,000		---	209,050,000
Payments of offering costs	(11,263,804)		---	(11,363,804)
Proceeds from stockholder loans	3,160,000		---	3,460,000
Repayment of stockholder loans	(300,000)		---	(300,000)
Proceeds from stockholder advances	218,188		---	193,188
Net cash provided by financing activities	209,118,364		---	209,318,364

Net increase in cash	66,227		---	268,008
Cash at beginning of period	201,781		---	---
Cash at end of period	$268,008	$	---	$268,008

Supplemental disclosure of non-cash financing activity:
Increase in accrued offering costs and placement fees, net	$2,972,739	$	---	$2,972,739
Common stock subject to possible redemption	$64,619,129	$	---	$64,619,129

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

The Company restated its September 30, 2006 financial statements as described in Note 9.

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

During the three months ended September 30, 2006, the Company reimbursed certain of its officers and directors for $286,102 of travel and other similar reimbursable expenses incurred through July 2006 that related directly to the Company’s Public Offering, and which were therefore recorded as offering costs and charged directly to stockholders’ equity.

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

8. Commitments

The Company will not proceed with a business combination if Public Stockholders owning 30% or more of the shares sold in the Private Placement and Public Offering vote against the business combination and exercise their redemption rights. Accordingly, the Company may effect a business combination if Public Stockholders owning up to one share less than 30% of the aggregate shares sold in the Private Placement and Public Offering (6,525,118 shares) exercise their redemption rights. If this occurred, the Company would be required to redeem for cash up to one share less than 30% of the 21,750,398 shares of common stock included in the units, or 6,525,118 shares of common stock, at an expected initial per-share redemption price of $10.00, plus a pro rata share of the accrued interest earned on the trust account (net of (i) taxes payable on interest earned, (ii) up to $3,430,111 of interest income released to the Company to fund its working capital, (iii) payment of quarterly interest payments on the convertible loan and repayment of the convertible loan upon the earlier to occur of the Company’s dissolution and liquidation or a business combination, if not converted, and (iv) repayment of the term loan, plus accrued interest), including a pro rata share of the accrued interest earned on the underwriters’ contingent compensation. However, the ability of stockholders to receive $10.00 per unit is subject to any valid claims by the Company’s creditors which are not covered by amounts held in the trust account or the indemnities provided by the Company’s officers and directors. The expected redemption price per share is greater than each stockholder’s initial pro rata share of the trust account of approximately $9.90. Of the excess redemption price, approximately $0.10 per share represents a portion of the underwriters’ contingent fee, which they have agreed to forego for each share that is redeemed. Accordingly, the total contingent underwriting compensation payable to the underwriters in the event of a business combination will be reduced by approximately $0.10 for each share that is redeemed. The balance will be paid from proceeds held in the trust account, which are payable to the Company upon consummation of a business combination. In order to partially offset the resulting dilution to non-redeeming stockholders, management has agreed to surrender shares to the Company (at an assumed value of $10.00 per share) for cancellation, up to a maximum of 270,000 shares. Even if less than 30% of the stockholders exercise their redemption rights, the Company may be unable to consummate a business combination if such redemption leaves the Company with funds representing less than a fair market value at least equal to 80% of the amount in the trust account (excluding any funds held for the benefit of Maxim Group LLC and the other underwriters) at the time of such acquisition, which amount is required as a condition to the consummation of the Company’s initial business combination, and the Company may be forced to find additional financing to consummate such a business combination, consummate a different business combination or liquidate.

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

9. Restatement

During the year ended December 31, 2007, the Company determined that interest potentially distributable to redeeming stockholders was incorrectly calculated and the related liability was therefore overstated at September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007. At no time did this matter affect the funds held in the trust account or the rights of the Public Stockholders with respect to their redemption rights. In addition, the Company also recorded three minor adjustments as further described below.

The impact of the restatement on the Company’s condensed balance sheet at September 30, 2006, and the related condensed statements of operations and cash flows for the periods then ended, is summarized as shown below.

	As Originally Filed	Adjustments - Increase (Decrease)		As Restated
Condensed Balance Sheet - September 30, 2006:
Total current assets	$210,634,598	$	---	$210,634,598
Total assets	210,634,598		---	210,634,598

Total current liabilities	6,739,488		(432,972) (1)	6,523,558
			14,542 (2)
			202,500(4)

Common stock subject to possible redemption	64,597,399		21,730 (3)	64,619,129
Paid-in capital in excess of par	141,019,670		(21,730) (3)	140,795,440
			(202,500)(4)
Deficit accumulated during the development stage	(1,724,681)		(418,430)	(1,306,251)
Total stockholders’ equity	139,297,711		194,200	139,491,911

Condensed Statement of Operations - Three Months Ended September 30, 2006:
Interest income	934,874		432,972 (1)	1,353,304
			(14,542) (2)

Net loss	(1,704,830)		(418,430)	(1,286,400)
Net loss per common share - basic and diluted	(0.08)		(0.02)	(0.06)

Condensed Statement of Operations - Nine Months Ended September 30, 2006:
Interest income	935,940		432,972 (1)	1,354,370
			(14,542) (2)

Net loss	(1,722,802)		(418,430)	(1,304,372)
Net loss per common share - basic and diluted	(0.15)		(0.04)	(0.11)

Condensed Statement of Operations - Period from August 11, 2005 (Inception) to September 30, 2006 (Cumulative):
Interest income	937,721		432,972 (1)	1,356,151
			(14,542) (2)

Net loss	(1,724,681)		(418,430)	(1,306,251)
Net loss per common share - basic and diluted	(0.18)		(0.04)	(0.14)

Condensed Statement of Cash Flows - Nine Months Ended September 30, 2006 and Period from August 11, 2005 (Inception) to September 30, 2006 (Cumulative):
Supplemental disclosure of non-cash financing activity:
Increase in accrued offering costs and placement fees	$2,770,239		$202,500 (4)	$2,972,739

Description of adjustments:

(1)	To reduce the liability for deferred interest on funds held in trust.
(2)	To accrue for interest due to the underwriter for the portion of the underwriter’s fees held in trust.
(3)	To increase common shares subject to redemption from 29.99% (6,522,945 shares) to one share less than 30% (6,525,118 shares), an increase of 2,173 shares, recorded at $10.00 per share.
(4)	To accrue for contingent underwriting compensation related to the exercise of the underwriter’s over-allotment option on August 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under Item 1A “Risk Factors” in our final prospectus dated July 18, 2006, as amended, relating to the Public Offering, and in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Overview

We were formed on August 11, 2005 to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses that supports the process of bringing energy, in the form of crude oil, natural and liquefied petroleum gas, and refined and specialized products (such as petrochemicals), from production to final consumption throughout the world. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of the amount in the Trust Account (excluding any funds held for the benefit of Maxim Group LLC and the other underwriters) at the time of such acquisition. We intend to utilize cash derived from the proceeds of our recently completed initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Results of Operations

We incurred a net loss of $1,286,400 for the three months ended September 30, 2006. The net loss consisted of $2,617,413 of operating expenses and $22,291 of interest expense, reduced by interest income of $1,353,304. Operating expenses of $2,617,413 consisted of consulting and professional fees of $71,670, stock-based compensation of $2,424,854, insurance expense of $6,302, rental expense of $17,419, travel expense of $66,917, and other operating costs of $30,251.

We incurred a net loss of $1,304,372 for the nine months ended September 30, 2006. The net loss consisted of $2,630,499 of operating expenses and $28,243 of interest expense, reduced by interest income of $1,354,370. Operating expenses of $2,630,499 consisted of consulting and professional fees of $83,320, stock-based compensation of $2,424,854, franchise taxes of $2,250, insurance expense of $6,302, rental expense of $17,419, travel expense of $66,917, and other operating costs of $29,437.

The trust account earned interest of $1,361,667 during the three months and nine months ended September 30, 2006, including $14,542 of interest income attributable to underwriters’ deferred fees.

Until we enter into a business combination, we will not generate operating revenues. We had no funds in trust as of September 30, 2005.

For the period from August 11, 2005 (inception) to September 30, 2005, we incurred operating expenses of $910, which consisted of formation costs.

For the period from August 11, 2005 (inception) through September 30, 2006 (cumulative), we incurred a net loss of $1,306,251.

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

During the three months ended September 30, 2006, we reimbursed certain of our officers and directors for $286,102 of travel and other similar reimbursable expenses incurred through July 2006 that related directly to our Public Offering, and which were therefore recorded as offering costs and charged directly to stockholders’ equity. As of October 1, 2006, we terminated our Administrative Services Agreement within an unaffiliated third party, in connection with which we paid $7,500 per month, and entered into a Consulting Agreement with the same party providing for the same monthly fees of $7,500, for a term concluding on the consummation of a business combination.

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

Due to the restatement of our financial statements, our management determined that there was a material weakness in the Company’s internal control over financial reporting as of September 30, 2006. In response, we have implemented expanded review procedures at each period end to address accounting issues that could affect our financial reporting. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

After deducting the underwriting discounts and commissions, the placement fee and the offering expenses (excluding $2,972,739 in underwriting discounts, commissions and placement fees for which the payment was deferred), the total net proceeds to us from the offering, the private placement and the loans was $209,300,176. Of the proceeds, $209,250,000 is being held in a trust account and invested until the earlier of (i) the consummation of the first business combination or (ii) the distribution of the trust account as described below. The amount in the Trust Account includes $2,025,000 of contingent underwriting compensation and $82,540 of contingent private placement fees which will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. $300,000 of the net proceeds were used to repay debt to Mr. Sagredos for a loan used to cover expenses related to the public offering. $12,600 was used to pay accrued offering costs and fees. The remaining proceeds in the amount of $109,605 may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

ENERGY INFRASTRUCTURE ACQUISITION CORP.

April 30, 2008	By:	/s/ Arie Silverberg
Arie Silverberg
Chief Executive Officer