Form 10-Q/A
period 2007-03-31
Energy Infrastructure Acquisition Corp.
filed 2008-05-01
CIK 1350886

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

EXPLANATORY NOTE

Energy Infrastructure Acquisition Corp. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, which was originally filed on May 15, 2007 (the “Original Filing”), to reflect the effect of the restatement of its unaudited financial statements for the quarters ended September 30, 2006 and March 31, 2007 and its audited financial statements for the year ended December 31, 2006.

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

The Company determined that interest potentially distributable to redeeming stockholders was incorrectly calculated for the period from July 21, 2006 through June 30, 2007. Accordingly, the related liability was therefore overstated at September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007. At March 31, 2007, the Company had recorded $1,542,338 of deferred interest on funds held in trust as a liability payable to stockholders who vote against a business combination. Based on the Company’s revised calculations, the deferred interest on funds held in trust should have been $0 at March 31, 2007. At no time did this matter affect the funds held in the trust account or the rights of the Public Stockholders with respect to their redemption rights.

The impact of the restatement is summarized in Note 9. In conjunction with the restatement, the Company also recorded two additional minor adjustments, also described in Note 9.

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

Energy Infrastructure Acquisition Corp. Index to Form 10-Q/A

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Restated)
ASSETS	(Restated)
Current assets:
Cash	$117,676	$553,716
Money market funds - held in trust	213,210,639	211,414,806
Prepaid expenses	79,670	113,960
Total assets	$213,407,985	$212,082,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$296,987	$202,185
Amounts due to underwriter	2,673,837	2,757,186
Accrued interest payable to stockholder	28,871	58,649
Due to stockholder	193,188	193,188
Term loan payable to stockholder	475,000	475,000
Convertible loans payable to stockholder	2,685,000	2,685,000
Total liabilities	6,352,883	6,371,208

Common stock subject to possible redemption - 6,525,118 shares at redemption value	64,619,129	64,619,129

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized - 1,000,000 shares; issued - none	—	—
Common stock, $0.0001 par value; authorized - 89,000,000 shares; issued and outstanding - 27,221,747 shares, inclusive of 6,525,118 shares subject to possible redemption	2,722	2,722
Paid-in capital in excess of par	146,842,428	143,932,603
Deficit accumulated during the development stage	(4,409,177)	(2,843,180)
Total stockholders’ equity	142,435,973	141,092,145

Total liabilities and stockholders’ equity	$213,407,985	$212,082,482

See accompanying notes to condensed financial statements

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

			Period from
	Three Months Ended		August 11, 2005
	March 31,		(Inception ) to
			March 11, 2007
	2007	2006	(Cumulative)
	(Restated)		(Restated)
Operating expenses, including stock-based compensation to management of $2,909,825 and $-0- for the three months ended March 31, 2007 and 2006, respectively, and $8,244,504 for the period from August 11, 2005 (Inception) to March 31, 2007 (cumulative)	$(3,316,275)	$(2,250)	$(9,242,130)
Interest income	1,777,221	1,049	4,918,545
Interest expense - stockholder	(26,943)	(2,959)	(85,592)

Net loss	$(1,565,997)	$(4,160)	$(4,409,177)

Net loss per common share - basic and diluted	$(0.06)	$(0.00)	$(0.30)

Weighted average number of common shares outstanding - basic and diluted	27,221,747	5,831,349	14,870,623

See accompanying notes to condensed financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

				Deficit
			Paid-in	Accumulated
			Capital	During the	Total
	Common Stock		in Excess	Development	Stockholders’
	Shares	Amount	of Par	Stage	Equity
Balance, August 11, 2005 (Inception)	—	$—	$—	$—	$—
Sale of shares to founding stockholders at $0.0043 per share	5,831,349	583	24,417	—	25,000
Net loss for the period ended December 31, 2005	—	—	—	(1,879)	(1,879)
Balance, December 31, 2005	5,831,349	583	24,417	(1,879	23,121
Shares surrendered and cancelled	(562,500)	(56)	56	—	—
Shares issued in private placement and public offering, net of offering costs	21,750,398	2,175	203,192,600	—	203,194,775
Shares issued to underwriter	202,500	20	(20)	—	—
Shares reclassified to “Common stock subject to possible redemption” (Restated)	—	—	(64,619,129)	—	(64,619,129)
Stock-based compensation	—	—	5,334,679	—	5,334,679
Net loss for the year ended December 31, 2006 (Restated)	—	—	---	(2,841,301)	(2,841,301)
Balance, December 31, 2006 (Restated)	27,221,747	2,722	143,932,603	(2,843,180)	141,092,145

Unaudited
Stock-based compensation			2,909,825		2,909,825
Net loss for the three months ended March 31, 2007 (Restated)				(1,565,997)	(1,565,997)
Balance, March 31, 2007 (Restated)	27,221,747	$2,722	$146,842,428	$(4,409,177)	$142,435,973

See accompanying notes to condensed financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

			Period from
	Three Months Ended		August 11, 2005
	March 31,		(Inception) to
			March 31, 2007
	2007	2006	(Cumulative)
	(Restated)		(Restated)
Cash flows from operating activities
Net loss	$(1,565,997)	$(4,160)	$(4,409,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,909,825	—	8,244,504
Interest earned on funds held in trust	(1,776,007)	—	(4,906,366)
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses	34,290	—	(79,670)
Increase (decrease) in -
Accounts payable and accrued expenses	94,802	—	296,987
Accrued interest payable to stockholder	(29,778)	2,959	28,871
Net cash used in operating activities	(332,865)	(1,201)	(824,851)

Cash flows from investing activities
Funds placed in trust account	—	—	(209,250,000)
Withdrawals from trust account	—	—	1,000,000
Net cash used in investing activities	—	—	(208,250,000)

Cash flows from financing activities
Proceeds from initial sale of common stock	—	—	25,000
Gross proceeds from private placement	—	—	8,253,980
Gross proceeds from public offering	—	—	209,050,000
Payments of offering costs	(103,175)	(85,824)	(11,489,641)
Proceeds from stockholder loans	—	—	3,460,000
Repayment of stockholder loans	—	—	(300,000)
Proceeds from stockholder advances	—	—	193,188
Net cash provided by (used in) financing activities	(103,175)	(85,824)	209,192,527

Net increase (decrease) in cash	(436,040)	(87,025)	117,676
Cash at beginning of period	553,716	201,781	—
Cash at end of period	$117,676	$114,756	$117,676

Supplemental disclosure of cash flow information:
Non-cash financing activity
Increase in accrued offering costs and placement fees, net	$—	$149,051	$2,619,564

Common stock subject to possible redemption	$—	$—	$64,619,129

Cash paid during the periods for:
Interest	$56,721	$—	$56,721

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

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on April 1, 2008.

The company restated its March 31, 2007 financial statements as described in Note 9.

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

During the year ended December 31, 2006, the Company reimbursed certain of its officers and directors for $286,102 of travel and other similar reimbursable expenses incurred through July 2006 that related directly to the Company’s Public Offering, and which were therefore recorded as offering costs and charged directly to stockholder’s equity.

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

9. Restatement

During the year ended December 31, 2007, the Company determined that interest potentially distributable to redeeming stockholders was incorrectly calculated and the related liability was therefore overstated at September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007. At no time did this matter affect the funds held in the trust account or the rights of the Public Stockholders with respect to their redemption rights. In addition, the Company also recorded two minor adjustments as further described below

The impact of the restatement on the Company’s condensed balance sheet at March 31, 2007, and the related condensed statements of operations for the periods then ended, is summarized as shown below. The restatement did not have any effect on the Company’s statements of cash flows for the periods ended March 31, 2007.

	As Originally Filed	Adjustments - Increase (Decrease)		As Restated
Condensed Balance Sheet - March 31, 2007:
Total current assets	$213,407,985	$	---	$213,407,985
Total assets	213,407,985		---	213,407,985

Total current liabilities	7,840,948		(1,542,338) (1)	6,352,883
			54,273 (2)

Common stock subject to possible redemption	64,597,399		21,730 (3)	64,619,129
Paid-in capital in excess of par	146,864,158		(21,730) (3)	146,842,428
Deficit accumulated during the development stage	(5,897,242)		(1,488,065)	(4,409,177)
Total stockholders’ equity	140,969,638		1,466,335	142,435,973

Condensed Statement of Operations - Three Months Ended March 31, 2007:
Interest income	1,245,903		551,144 (1)	1,777,221
			(19,826) (2)

Net loss	(2,097,315)		(531,318)	(1,565,997)
Net loss per common share - basic and diluted	(0.08)		(0.02)	(0.06)

Condensed Statement of Operations - Period from August 11, 2005 (Inception) to March 31, 2007 (Cumulative):
Interest income	3,430,480		1,542,338 (1)	4,918,545
			(54,273) (2)

Net loss	(5,897,242)		(1,488,065)	(4,409,177)
Net loss per common share - basic and diluted	(0.40)		(0.10)	(0.30)

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

Results of operations for the three-month period ended March 31, 2007

We incurred a net loss of $1,565,997 for the three-month period ended March 31, 2007. The net loss consisted of $3,316,275 of operating expenses and $26,943 of interest expense, reduced by interest income of $1,777,221. Operating expenses of $3,316,275 consisted of consulting and professional fees of $280,450, stock-based compensation of $2,909,825, insurance expense of $37,812, travel expense of $24,804, Delaware franchise fees of $41,250 and other operating costs of $22,134.

The trust account earned interest of $1,795,833 during the three months ended March 31, 2007, including $19,826 of interest income attributable to underwriters’ deferred fees.

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

Due to the restatement of our financial statements, our management determined that there was a material weakness in the Company’s internal control over financial reporting as of March 31, 2007. In response, we have implemented expanded review procedures at each period end to address accounting issues that could affect our financial reporting. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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