Form 10-Q/A
period 2007-06-30
Energy Infrastructure Acquisition Corp.
filed 2008-05-01
CIK 1350886

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

EXPLANATORY NOTE

Energy Infrastructure Acquisition Corp. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, which was originally filed on August 14, 2007 (the “Original Filing”), to reflect the effect of the restatement of its unaudited financial statements for the quarters ended September 30, 2006, March 31, 2007 and June 30, 2007 and its audited financial statements for the year ended December 31, 2006.

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

The Company determined that interest potentially distributable to redeeming stockholders was incorrectly calculated for the period from July 21, 2006 through June 30, 2007. Accordingly, the related liability was therefore overstated at September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007. At June 30, 2007, the Company had recorded $2,119,280 of deferred interest on funds held in trust as a liability payable to stockholders who vote against a business combination. Based on the Company’s revised calculations, the deferred interest on funds held in trust should have been $0 at June 30, 2007. At no time did this matter affect the funds held in the trust account or the rights of the Public Stockholders with respect to their redemption rights.

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

Energy Infrastructure Acquisition Corp. Index to Form 10-Q/A

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Restated)
ASSETS	(Restated)
Current assets:
Cash	$15,866	$553,716
Money market funds - held in trust	214,116,612	211,414,806
Prepaid expenses	35,308	113,960
Total assets	$214,167,786	$212,082,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$380,049	$202,185
Amounts due to underwriter	2,591,704	2,757,186
Accrued interest payable to stockholder	17,281	58,649
Due to stockholder	—	193,188
Term loan payable to stockholder	—	475,000
Convertible loans payable to stockholder	2,685,000	2,685,000
Total liabilities	5,674,034	6,371,208

Common stock subject to possible redemption - 6,525,118 shares at redemption value	64,619,129	64,619,129

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized - 1,000,000 shares; issued - none	—	—
Common stock, $0.0001 par value; authorized - 89,000,000 shares; issued and outstanding - 27,221,747 shares, inclusive of 6,525,118 shares subject to possible redemption	2,722	2,722
Paid-in capital in excess of par	149,752,252	143,932,603
Deficit accumulated during the development stage	(5,880,351)	(2,843,180)
Total stockholders’ equity	143,874,623	141,092,145

Total liabilities and stockholders’ equity	$214,167,786	$212,082,482

See accompanying notes to condensed financial statements

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from August 11, 2005 (Inception ) to June 30, 2007
	2007	2006	2007	2006	(Cumulative)
	(Restated)		(Restated)		(Restated)
Operating expenses, including stock-based compensation to management of $2,909,825 and $-0- for the three months ended June 30, 2007 and 2006, respectively, $5,819,649 and $-0- for the six months ended June 30, 2007 and 2006, respectively, and $11,154,329 for the period from August 11, 2005 (Inception) to June 30, 2007 (cumulative)	$(3,329,129)	$(10,837)	$(6,645,404)	$(13,087)	$(12,571,259)
Interest income	1,885,132	17	3,662,353	1,066	6,803,677
Interest expense - stockholder	(27,177)	(2,992)	(54,120)	(5,951)	(112,769)

Net loss	$(1,471,174)	$(13,812)	$(3,037,171)	$(17,972)	$(5,880,351)

Net loss per common share - basic and diluted	$(0.05)	$(0.00)	$(0.11)	$(0.00)	$(0.36)

Weighted average number of common shares outstanding - basic and diluted	27,221,747	5,831,349	27,221,747	5,831,349	16,501,904

See accompanying notes to condensed financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-in Capital in Excess	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	of Par	Stage	Equity
Balance, August 11, 2005 (Inception)	—	$—	$—	$—	$—
Sale of shares to founding stockholders at $0.0043 per share	5,831,349	583	24,417	—	25,000
Net loss for the period ended December 31, 2005	—	—	—	(1,879)	(1,879)
Balance, December 31, 2005	5,831,349	583	24,417	(1,879)	23,121
Shares surrendered and cancelled	(562,500)	(56)	56	—	—
Shares issued in private placement and public offering, net of offering costs	21,750,398	2,175	203,192,600	—	203,194,775
Shares issued to underwriter	202,500	20	(20)	—	—
Shares reclassified to “Common stock subject to possible redemption” (Restated)	—	—	(64,619,129)	—	(64,619,129)
Stock-based compensation	—	—	5,334,679	—	5,334,679
Net loss for the year ended December 31, 2006 (Restated)	—	—	—	(2,841,301)	(2,841,301)
Balance, December 31, 2006 (Restated)	27,221,747	2,722	143,932,603	(2,843,180)	141,092,145

Unaudited:
Stock-based compensation	—	—	5,819,649	—	5,819,649
Net loss for the six months ended June 30, 2007 (Restated)	—	—		(3,037,171)	(3,037,171)
Balance, June 30, 2007 (Restated)	27,221,747	$2,722	$149,752,252	$(5,880,351)	$143,874,623

See accompanying notes to condensed financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,		Period from August 11, 2005 (Inception) to June 30, 2007
	2007	2006	(Cumulative)
	(Restated)		(Restated)
Cash flows from operating activities
Net loss	$(3,037,171)	$(17,972)	$(5,880,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,819,649	—	11,154,328
Interest earned on funds held in trust	(3,660,939)	—	(6,791,298)
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses	78,652	—	(35,308)
Increase (decrease) in -
Accounts payable and accrued expenses	177,864	3,440	380,049
Accrued interest payable to stockholder	(41,368)	5,951	17,281
Net cash used in operating activities	(663,313)	(8,581)	(1,155,299)

Cash flows from investing activities
Funds placed in trust account	—	—	(209,250,000)
Withdrawals from trust account	1,000,000	—	2,000,000
Net cash used in investing activities	1,000,000	—	(207,250,000)

Cash flows from financing activities
Proceeds from initial sale of common stock	—	—	25,000
Gross proceeds from private placement	—	—	8,253,980
Gross proceeds from public offering	—	—	209,050,000
Payments of offering costs	(206,349)	(273,658)	(11,592,815)
Proceeds from stockholder loans	—	—	3,460,000
Repayment of stockholder loans	(475,000)	—	(775,000)
Proceeds from (repayments of) stockholder advances	(193,188)	99,975	—
Net cash provided by (used in) financing activities	(874,537)	(173,683)	208,421,165

Net increase (decrease) in cash	(537,850)	(182,264)	15,866
Cash at beginning of period	553,716	201,781	—
Cash at end of period	$15,866	$19,517	$15,866

Supplemental disclosure of cash flow information:
Non-cash financing activity
Increase in accrued offering costs and placement fees, net	$—	$543,705	$2,516,390
Common stock subject to possible redemption	$—	$—	$64,619,129

Cash paid during the periods for:
Interest	$95,488	$—	$95,488

Income Taxes	$—	$—	$—

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

The Company restated its June 30, 2007 financial statements as described in Note 9.

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

9. Restatement

During the year ended December 31, 2007, the Company determined that interest potentially distributable to redeeming stockholders was incorrectly calculated and the related liability was therefore overstated at September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007. At no time did this matter affect the funds held in the trust account or the rights of the Public Stockholders with respect to their redemption rights. In addition, the Company also recorded two additional minor adjustments as further described below.

The impact of the restatement on the Company’s condensed balance sheet at June 30, 2007, and the related condensed statements of operations for the periods then ended, is summarized as shown below. The restatement did not have any effect on the Company’s statements of cash flows for the periods ended June 30, 2007.

	As Originally Filed	Adjustments - Increase (Decrease)		As Restated
Condensed Balance Sheet - June 30, 2007:
Total current assets	$214,167,786	$—		$214,167,786
Total assets	214,167,786	—		214,167,786

Total current liabilities	7,718,000	(2,119,280)	(1)	5,674,034
		75,314	(2)

Common stock subject to possible redemption	64,597,399	21,730	(3)	64,619,129
Paid-in capital in excess of par	146,864,158	(21,730)	(3)	146,842,428
Deficit accumulated during the development stage	(7,924,317)	(2,043,966)		(5,880,351)
Total stockholders’ equity	141,852,387	2,022,236		143,874,623

Condensed Statement of Operations - Three Months Ended June 30, 2007:
Interest income	1,329,231	576,942	(1)	1,885,132
		(21,041)	(2)

Net loss	(2,027,075)	(555,901)		(1,471,174)
Net loss per common share - basic and diluted	(0.07)	(0.02)		(0.05)

Condensed Statement of Operations - Six Months Ended June 30, 2007:
Interest income	2,575,134	1,128,086	(1)	3,662,353
		(40,867)	(2)

Net loss	(4,124,390)	(1,087,219)		(3,037,171)
Net loss per common share - basic and diluted	(0.15)	(0.04)		(0.11)

Condensed Statement of Operations - Period from August 11, 2005 (Inception) to June 30, 2007 (Cumulative):
Interest income	4,759,711	2,119,280	(1)	6,803,677
		(75,314)	(2)

Net loss	(7,924,351)	(2,043,966)		(5,880,351)
Net loss per common share - basic and diluted	(0.48)	(0.12)		(0.36)

Description of adjustments:

(1)	To reduce the liability for deferred interest on funds held in trust.
(2)	To accrue for interest due to the underwriter for the portion of the underwriter’s fees held in trust.
(3)	To increase common shares subject to redemption from 29.99% (6,522,945 shares) to one share less than 30% (6,525,118 shares), an increase of 2,173 shares, recorded at $10.00 per share.

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

Results of operations for the three-month period ended June 30, 2007

We incurred a net loss of $1,471,174 for the three-month period ended June 30, 2007. The net loss consisted of $3,329,129 of operating expenses and $27,177 of interest expense, reduced by interest income of $1,885,132. Operating expenses of $3,329,129 consisted of consulting and professional fees of $223,539, stock-based compensation of $2,909,825, insurance expense of $37,813, travel expense of $85,664, Delaware franchise fees of $41,250 and other operating costs of $31,038.

The trust account earned interest of $1,905,972 during the three months ended June 30, 2007, including $21,041 of interest income attributable to underwriters.

Until we enter into a business combination, we will not generate operating revenues. We had no funds in trust as of June 30, 2006.

For the three months ended June 30, 2006, we incurred operating expenses of $10,837, which consisted of formation costs.

Results of operations for the six-month period ended June 30, 2007

We incurred a net loss of $3,037,171 for the six-month period ended June 30, 2007. The net loss consisted of $6,645,404 of operating expenses and $54,120 of interest expense, reduced by interest income of $3,662,353. Operating expenses of $6,645,404 consisted of consulting and professional fees of $503,990, stock-based compensation of $5,819,649, insurance expense of $75,625, travel expense of $110,469, Delaware franchise fees of $82,500 and other operating costs of $53,171.

The trust account earned interest of $3,701,806 during the six months ended June 30, 2007, including $40,867 of interest income attributable to underwriters’ deferred fees.

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

Due to the restatement of our financial statements, our management determined that there was a material weakness in the Company’s internal control over financial reporting as of June 30, 2007. In response, we have implemented expanded review procedures at each period end to address accounting issues that could affect our financial reporting. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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