Form 10-Q/A
period 2007-09-30
Energy Infrastructure Acquisition Corp.
filed 2008-05-01
CIK 1350886

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

EXPLANATORY NOTE

Energy Infrastructure Acquisition Corp. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, which was originally filed on November 19, 2007 (the “Original Filing”), to reflect the effect of the restatement of its unaudited financial statements for the quarters ended September 30, 2006, March 31, 2007, June 30, 2007 and September 30, 2007 and its audited financial statements for the year ended December 31, 2006.

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

The Company determined that interest potentially distributable to redeeming stockholders was incorrectly calculated for the period from July 21, 2006 through June 30, 2007. Accordingly, the related liability was therefore overstated at September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007. At September 30, 2007, the Company had recorded $592,918 of deferred interest on funds held in trust as a liability payable to stockholders who vote against a business combination. Based on the Company’s revised calculations, the deferred interest on funds held in trust should have been $564,697 at September 30, 2007. At no time did this matter affect the funds held in the trust account or the rights of the Public Stockholders with respect to their redemption rights.

The impact of the restatement is summarized in Note 10. In conjunction with the restatement, the Company also recorded two additional minor adjustments, also described in Note 10.

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

Energy Infrastructure Acquisition Corp. Index to Form 10-Q/A

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Restated)
	(Restated)
ASSETS
Current assets:
Cash	$59,201	$553,716
Money market funds - held in trust	215,529,086	211,414,806
Prepaid expenses	122,667	113,960
Total assets	$215,710,954	$212,082,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$486,378	$202,185
Amounts due to underwriter	2,509,642	2,757,186
Deferred interest on funds held in trust	564,697	—
Accrued interest payable to stockholder	17,583	58,649
Due to stockholder	—	193,188
Term loan payable to stockholder	—	475,000
Convertible loans payable to stockholder	2,685,000	2,685,000
Total liabilities	6,263,300	6,371,208

Common stock subject to possible redemption - 6,525,118 shares at redemption value	64,619,129	64,619,129

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized - 1,000,000 shares; issued - none	—	—
Common stock, $0.0001 par value; authorized - 89,000,000 shares; issued and outstanding - 27,221,747 shares, inclusive of 6,525,118 shares subject to possible redemption	2,722	2,722
Paid-in capital in excess of par	152,662,078	143,932,603
Deficit accumulated during the development stage	(7,836,275)	(2,843,180)
Total stockholders’ equity	144,828,525	141,092,145
Total liabilities and stockholders’ equity	$215,710,954	$212,082,482

See accompanying notes to condensed financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from August 11, 2005 (Inception) to September 30, 2007
	2007	2006	2007	2006	(Cumulative)
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Operating expenses, including stock-based compensation to management of $2,909,825 and $2,424,854 for the three months ended September 30, 2007 and 2006, $8,729,475 and $2,424,854 for the nine months ended September 30, 2007 and 2006, respectively, and $14,064,154 for the period from August 11, 2005 (inception) to September 30, 2007 (cumulative)	$(3,257,857)	$(2,617,413)	$(9,903,261)	$(2,630,499)	$(15,829,116)
Interest income	1,326,669	1,353,304	4,989,032	1,354,370	8,130,346
Interest expense - stockholder	(24,736)	(22,291)	(78,856)	(28,243)	(137,505)
Net loss	$(1,955,924)	$(1,286,400)	$(4,993,095)	$(1,304,372)	$(7,836,275)
Net loss per common share - basic and diluted	$(0.07)	$(0.06)	$(0.08)	$(0.11)	$(0.44)
Weighted average number of common shares outstanding - basic and diluted	27,221,747	22,270,845	27,221,747	11,371,399	17,764,677

See accompanying notes to condensed financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-in Capital in Excess	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	of Par	Stage	Equity

Balance, August 11, 2005 (Inception)	—	$—	$—	$—	$—
Sale of shares to founding stockholders at $0.0043 per share	5,831,349	583	24,417	—	25,000
Net loss for the period ended December 31, 2005	—	—	—	(1,879)	(1,879)
Balance, December 31, 2005	5,831,349	583	24,417	(1,879)	23,121
Shares surrendered and cancelled	(562,500)	(56)	56	—	—
Shares issued in private placement and public offering, net of offering costs	21,750,398	2,175	203,192,600	—	203,194,775
Shares issued to underwriter	202,500	20	(20)	—	—
Shares reclassified to “Common stock subject to possible redemption” (Restated)	—	—	(64,619,129)	—	(64,619,129)
Stock-based compensation	—	—	5,334,679	—	5,334,679
Net loss for the year (Restated)	—	—	—	(2,841,301)	(2,841,301)
Balance, December 31, 2006 (Restated)	27,221,747	2,722	143,932,603	(2,843,180)	141,092,145
Unaudited:
Stock-based compensation	—	—	8,729,475	—	8,729,475
Net loss for the nine months ended September 30, 2007 (Restated)	—	—	—	(4,993,095)	(4,993,095)
Balance, September 30, 2007 (Restated)	27,221,747	$2,722	$152,662,078	$(7,836,275)	$144,828,525

See accompanying notes to condensed financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,		Period from August 11, 2005 (Inception) to September 30, 2007
	2007	2006	(Cumulative)
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities
Net loss	$(4,993,095)	$(1,304,372)	$(7,836,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,729,475	2,424,854	14,064,154
Interest earned on funds held in trust	(5,552,300)	(1,347,125)	(8,682,659)
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses	(8,707)	(154,923)	(122,667)
Increase (decrease) in -
Accounts payable and accrued expenses	284,193	151,186	486,378
Deferred interest on funds held in trust	564,697	—	564,697
Accrued interest payable to stockholder	(41,066)	28,243	17,583
Net cash used in operating activities	(1,016,803)	(202,137)	(1,508,789)

Cash flows from investing activities
Funds placed in trust account	—	(209,250,000)	(209,250,000)
Withdrawals from trust account	1,500,000	400,000	2,500,000
Net cash provided by (used in) investing activities	1,500,000	(208,850,000)	(206,750,000)

Cash flows from financing activities
Proceeds from initial sale of common stock	—	—	25,000
Gross proceeds from private placement	—	8,253,980	8,253,980
Gross proceeds from public offering	—	209,050,000	209,050,000
Payments of offering costs	(309,524)	(11,263,804)	(11,695,990)
Proceeds from stockholder loans	—	3,160,000	3,460,000
Repayment of stockholder loans	(475,000)	(300,000)	(775,000)
Proceeds from (repayments of) stockholder advances	(193,188)	218,188	—
Net cash provided by (used in) financing activities	(977,712)	209,118,364	208,317,990

Net increase (decrease) in cash	(494,515)	66,227	59,201
Cash at beginning of period	553,716	201,781	—
Cash at end of period	$59,201	$268,008	$59,201

Supplemental disclosure of cash flow information:
Non-cash financing activity:
Increase in accrued offering costs and placement fees, net	$—	$2,972,739	$2,413,215
Common stock subject to possible redemption	$—	$64,619,129	$64,619,129
Cash paid during the periods for:
Interest	$119,922	$—	$119,922
Income taxes	$—	$—	$—

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

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K, as filed with Securities and Exchange Commission on April 1, 2008.

The Company restated its September 30, 2007 financial statements as described in Note 10.

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

During the year ended December 31, 2006, the Company reimbursed certain of its officers and directors for $286,102 of travel and other similar reimbursable expenses through July 2006 that related directly to the Company's Public Offering, and which were therefore recorded as offering costs and charged directly to stockholders' equity.

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

The impact of the restatement on the Company’s condensed balance sheet at September 30, 2007, and the related condensed statements of operations for the periods then ended, is summarized as shown below. The restatement did not have any effect on the Company’s statements of cash flows for the periods ended September 30, 2007.

	As Originally Filed	Adjustments - Increase (Decrease)	As Restated
Condensed Balance Sheet - September 30, 2007:
Total current assets	$215,710,954	$—	$215,710,954
Total assets	215,710,954	—	215,710,954

Total current liabilities	6,195,094	(28,221) (1)	6,263,300
		96,427 (2)

Common stock subject to possible redemption	64,597,399	21,730 (3)	64,619,129
Paid-in capital in excess of par	152,683,808	(21,730) (3)	152,662,078
Deficit accumulated during the development stage	(7,768,069)	68,206	(7,836,275)
Total stockholders’ equity	144,918,461	(89,936)	144,828,525

Condensed Statement of Operations - Three Months Ended September 30, 2007:
Interest income	1,338,928	8,854 (1)	1,326,669
		(21,113) (2)

Adjustment to deferred interest on funds held in trust	2,099,913	(2,099,913)(1)	—
Net income (loss)	156,248	(2,112,172)	(1,955,924)
Net income (loss) per common share - basic and diluted	0.00	(0.07)	(0.07)

Condensed Statement of Operations - Nine Months Ended September 30, 2007:
Interest income	3,914,062	1,136,940 (1)	4,989,022
		(61,980) (2)

Adjustment to deferred interest on funds held in trust	2,099,913	(2,099,913)(1)	—
Net loss	(3,968,142)	1,024,953	(4,993,095)
Net loss per common share - basic and diluted	(0.15)	(0.03)	(0.18)

Condensed Statement of Operations - Period from August 11, 2005 (Inception) to September 30, 2007 (Cumulative):
Interest income	6,098,639	2,128,134 (1)	8,130,346
		(96,427) (2)

Adjustment to deferred interest on funds held in trust	2,099,913	(2,099,913)(1)	—
Net loss	(7,768,069)	68,206	(7,836,275)
Net loss per common share - basic and diluted	(0.44)	—	(0.44)

Description of adjustments:

(1)	To reduce the liability for deferred interest on funds held in trust.
(2)	To accrue for interest due to the underwriter for the portion of the underwriter’s fees held in trust.
(3)	To increase common shares subject to redemption from 29.99% (6,522,945 shares) to one share less than 30% (6,525,118 shares), an increase of 2,173 shares, recorded at $10.00 per share.

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

Results of operations for the three-month period ended September 30, 2007

We incured a net loss of $1,955,924 for the three-month period ended September 30, 2007, compared to a net loss of $1,286,400 for the three months ended September 30, 2006. The net loss consisted of $3,257,857 of operating expenses and $24,736 of interest expense, reduced by interest income of $1,326,669. Operating expenses of $3,257,857 consisted of consulting and professional fees of $207,651, stock-based compensation of $2,909,825, insurance expense of $36,844, travel expense of $34,352, Delaware franchise fees of $41,250 and other operating costs of $ 27,935.

The trust account earned interest of $1,912,474 during the three months ended September 30, 2007, including $564,697 of interest income attributable to common stock subject to possible redemption and $21,113 of interest income attributable to underwriters’ deferred fees. For the three months ended September 30, 2006, the trust account earned interest of $1,361,667.

Until we enter into a business combination, we will not generate operating revenues.

Results of operations for the nine-month period ended September 30, 2007

We incurred a net loss of $4,993,095 for the nine-month period ended September 30, 2007, compared to a net loss of $1,304,372 for the nine months ended September 30, 2006. The net loss consisted of $9,903,261 of operating expenses and $78,856 of interest expense, reduced by interest income of $4,989,022. Operating expenses of $9,903,261 consisted of consulting and professional fees of $711,640, stock-based compensation of $8,729,475, insurance expense of $112,469, travel expense of $144,821, Delaware franchise fees of $123,750 and other operating costs of $81,106.

The trust account earned interest of $5,614,280 during the nine months ended September 30, 2007, including $564,697 of interest income attributable to common stock subject to possible redemption and $61,980 of interest income attributable to underwriters’ deferred fees. For the nine months ended September 30, 2006, the trust account earned interest of $1,361,667.

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

Due to the restatement of our financial statements, our management determined that there was a material weakness in the Company’s internal control over financial reporting as of September 30, 2007. In response, we have implemented expanded review procedures at each period end to address accounting issues that could affect our financial reporting. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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