Form 10-Q
period 2008-03-31
Energy Infrastructure Acquisition Corp.
filed 2008-05-13
CIK 1350886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☒     Non-Accelerated Filer ☐    Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 27,221,747 shares of the Registrant’s common stock issued and outstanding as of May 5, 2008.

Energy Infrastructure Acquisition Corp. Index to Form 10-Q

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash	$11,003	$13,933
Money market funds - held in trust	217,799,903	217,023,161
Prepaid expenses	90,582	108,341
Total current assets	217,901,488	217,145,435
Deferred acquisition costs	1,845,227	1,065,043
Total assets	$219,746,715	$218,210,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,226,363	$1,150,444
Amounts due to underwriter	2,545,750	2,531,656
Deferred interest on funds held in trust	1,537,009	1,156,315
Accrued interest payable to stockholder	36,252	40,489
Note payable to stockholder	500,000	—
Convertible loans payable to stockholder	2,685,000	2,685,000
Total liabilities	8,530,374	7,563,904

Common stock subject to possible redemption - 6,525,118 shares at redemption value	64,619,129	64,619,129

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized - 1,000,000 shares; issued - none	—	—
Common stock, $0.0001 par value; authorized - 89,000,000 shares; issued and outstanding - 27,221,747 shares, inclusive of 6,525,118 shares subject to possible redemption	2,722	2,722
Paid-in capital in excess of par	158,481,728	155,571,903
Deficit accumulated during the development stage	(11,887,238)	(9,547,180)
Total stockholders’ equity	146,597,212	146,027,445
Total liabilities and stockholders’ equity	$219,746,715	$218,210,478

See accompanying notes to condensed financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,		Period from August 11, 2005 (Inception) to March 31, 2008
	2008	2007	(Cumulative)

Operating expenses, including stock-based compensation to management of $2,909,825 and $2,909,825 for the three months ended March 31, 2008 and 2007, respectively, and $19,883,804 for the period from August 11, 2005 (inception) to March 31, 2008 (cumulative)	$(3,202,946)	$(3,316,275)	$(22,100,507)
Interest income	881,954	1,777,221	10,392,746
Interest expense - stockholder	(19,066)	(26,943)	(179,477)
Net loss	$(2,340,058)	$(1,565,997)	$(11,887,238)
Net loss per common share - basic and diluted	$(0.09)	$(0.06)	$(0.61)
Weighted average number of common shares outstanding - basic and diluted	27,221,747	27,221,747	19,559,950

See accompanying notes to condensed financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-in Capital in Excess	Deficit Accumulated During the Development	Total Stockholders
	Shares	Amount	of Par	Stage	Equity

Balance, August 11, 2005 (Inception)	—	$—	$—	$—	$—
Sale of shares to founding stockholders at $0.0043 per share	5,831,349	583	24,417	—	25,000
Net loss for the period ended December 31, 2005	—	—	—	(1,879)	(1,879)
Balance, December 31, 2005	5,831,349	583	24,417	(1,879)	23,121
Shares surrendered and cancelled	(562,500)	(56)	56	—	—
Shares issued in private placement and public offering, net of offering costs	21,750,398	2,175	203,192,600	—	203,194,775
Shares issued to underwriter	202,500	20	(20)	—	—
Shares reclassified to “Common stock subject to possible redemption”	—	—	(64,597,399)	—	(64,597,399)
Stock-based compensation	—	—	5,334,679	—	5,334,679
Net loss for the year	—	—	—	(3,798,048)	(3,798,048)
Balance, December 31, 2006	27,221,747	2,722	143,954,333	(3,799,927)	140,157,128
Stock-based compensation	—	—	11,639,300	—	11,639,300
Net loss for the year	—	—	—	(6,704,000)	(6,704,000)
Balance, December 31, 2007	27,221,747	2,722	155,571,903	(9,547,180)	146,027,445
Unaudited:
Stock-based compensation	—	—	2,909,825	—	2,909,825
Net loss for the three months ended March 31, 2008	—	—	—	(2,340,058)	(2,340,058)
Balance, March 31, 2008	27,221,747	$2,722	$158,481,728	$(11,887,238)	$146,597,212

See accompanying notes to condensed financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,		Period from August 11, 2005 (Inception) to March 31, 2008
	2008	2007	(Cumulative)
Cash flows from operating activities
Net loss	$(2,340,058)	$(1,565,997)	$(11,887,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,909,825	2,909,825	19,883,804
Interest earned on funds held in trust	(1,262,647)	(1,776,007)	(11,917,367)
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses	17,759	34,290	(90,582)
Increase (decrease) in -
Accounts payable and accrued expenses	(99,572)	94,802	282,100
Deferred interest on funds held in trust	380,694	—	1,537,009
Accrued interest payable to stockholder	(4,238)	(29,778)	36,251
Net cash used in operating activities	(398,237)	(332,865)	(2,156,023)

Cash flows from investing activities
Funds placed in trust account	—	—	(209,250,000)
Payment of deferred acquisition costs	(604,693)	—	(900,964)
Withdrawals from trust account	500,000	—	3,500,000
Net cash used in investing activities	(104,693)	—	(206,650,964)

Cash flows from financing activities
Proceeds from initial sale of common stock	—	—	25,000
Gross proceeds from private placement	—	—	8,253,980
Gross proceeds from public offering	—	—	209,050,000
Payments of offering costs	—	(103,175)	(11,695,990)
Proceeds from stockholder loans	500,000	—	3,960,000
Repayment of stockholder loans	—	—	(775,000)
Net cash provided by (used in) financing activities	500,000	(103,175)	208,817,990

Net increase (decrease) in cash	(2,930)	(436,040)	11,003
Cash at beginning of period	13,933	553,716	—
Cash at end of period	$11,003	$117,676	$11,003

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Interest	$23,303	$56,721	$143,226
Income taxes	$—	$—	$—

Supplemental disclosure of non-cash financing activity:
Increase in accrued acquisition costs	$175,491	$—	$944,263
Increase in accrued offering costs and placement fees, net	$—	$—	$2,413,215
Common stock subject to possible redemption	$—	$—	$64,619,129

See accompanying notes to condensed financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Three Months Ended March 31, 2008 and 2007

1. Basis of Presentation

The condensed financial statements of Energy Infrastructure Acquisition Corp. (the “Company”) at March 31, 2008, for the three months ended March 31, 2008 and 2007, and for the period from August 11, 2005 (inception) to March 31, 2008 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2008, the results of its operations for the three months ended March 31, 2008 and 2007, and for the period from August 11, 2005 (inception) to March 31, 2008 (cumulative), and its cash flows for the three months ended March 31, 2008 and 2007, and for the period from August 11, 2005 (inception) to March 31, 2008 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with Securities and Exchange Commission.

2. Organization and Proposed Business

The Company was incorporated in Delaware on August 11, 2005 as a blank check company formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in the energy or energy-related industries.

At March 31, 2008, the Company had not yet commenced any business operations and is therefore considered a “corporation in the development stage”. All activity through March 31, 2008 relates to the Company’s formation and the public offering, as described below. Company is subject to the risks associated with development stage companies. The Company has selected December 31 as its fiscal year-end.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4, the Company will face mandatory liquidation by July 21, 2008 if a business combination is not consummated, which raises substantial doubt about the Company’s ability to continue as a going concern. On December 3, 2007, the Company executed a definitive agreement, as amended and restated on February 6, 2008, to acquire certain operating assets (see Note 5). This transaction is subject to various closing conditions, including the approval of the Company’s stockholders, the preparation and execution of definitive transaction documents, the preparation of audited financial statements of the entities to be acquired, and compliance with various securities laws and regulations. The Company will also require additional capital to fund operating and transaction costs during 2008 prior to the closing of a business combination. In this regard, during March 2008, a company controlled by the Company’s President and Chief Operating Officer made a $500,000 short-term interest-bearing loan to the Company for working capital purposes. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

At March 31, 2008 and 2007, the Company had securities entitling the holder thereof to acquire shares of common stock as shown below. The effect of all outstanding warrants, stock options and convertible loans was anti-dilutive for all periods presented.

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

Stock-Based Compensation

The Company accounts for share-based payments pursuant to Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires all share based payments, including grants of employee stock options to employees, to be recognized in the financial statements based on their fair values.

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

Accordingly, the Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. The Company did not have any modified grants during 2006, 2007 or 2008.

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

Adoption of New Accounting Policies

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”). SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 was effective January 1, 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 was effective January 1, 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations. SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 161.

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

At March 31, 2008, amounts due to underwriter in the accompanying balance sheet consisted of deferred fees and discounts of $2,310,040, that are contingently payable upon the consummation of a business combination, the fourth and final installment of the deferred placement fee of $103,174 described above, and accrued interest of $132,536 on contingently payable deferred fees and discounts included in the Trust Account. At December 31, 2007, amounts due to underwriter in the accompanying balance sheet consisted of deferred fees and discounts of $2,310,040, that are contingently payable upon the consummation of a business combination, the fourth and final installment of the deferred placement fee of $103,174 described above, and accrued interest of $118,441 on contingently payable deferred fees and discounts included in the Trust Account.

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

5. Proposed Business Combination

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

Vanship has agreed to purchase 5,000,000 units of EIMC, subject to certain conditions, at a purchase price of $10.00 per unit. Each unit will consist of one share of common stock and one common stock purchase warrant. The units will be identical to those that were issued in the Company’s July 2006 IPO except that they will be subject to a lock-up period of six months post-closing.

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

At March 31, 2008, deferred acquisition costs of $1,845,227 were included on the Company’s balance sheet, which consisted principally of legal fees, accounting fees, consulting and advisory fees, and other outside costs incurred by the Company that are related to the Business Combination, and will be charged to additional paid-in capital upon the consummation of the Business Combination, or charged to the operations in the event that the Business Combination does not occur. The Company is responsible for paying certain of Vanship’s accounting fees incurred in conjunction with the Business Combination. At March 31, 2008, such amount totaled approximately $287,000 and has been accrued and included in deferred acquisition costs at such date. The Company is also responsible for reimbursing Vanship for its legal and accounting fees in the event that the Share Purchase Agreement is terminated (see Note 10).

At December 31, 2007, deferred acquisition costs of $1,065,043 were included on the Company’s balance sheet, including approximately $115,000 of Vanship’s accounting fees.

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

As of December 31, 2006, the Company was also indebted to Mr. Sagredos for non-interest bearing advances totaling $193,188. On May 7, 2007, such non-interest bearing advances were repaid in full.

In March 2008, Energy EIAC Capital Ltd., an off-shore company controlled by George Sagredos, the Company’s President and Chief Operating Officer, loaned $500,000 to the Company in the form of a note payable. Such loan bears interest at a per annum interest rate equivalent to the per annum interest rate applied to the funds held in the Trust Account during the same period that such loan is outstanding (average 3.503% from inception to December 31, 2007). The Company is obligated to repay the principal and accrued interest on such loan following the earlier of (i) the consummation of a Business Combination or (ii) the dissolution and liquidation of the Company.

In the event a plan of dissolution and liquidation is approved by the Public Stockholders of the Company before the principal balance of this note becomes repayable, the right of George Sagredos to be repaid the balance due under the note shall be subordinate to, and subject to prior satisfaction of, (a) the right of each Public Stockholder of the Company to receive a distribution from the Trust Account equaling $10.00 (plus interest) for each share held by such Public Stockholder and (b) the obligation of the Company to pay all costs and expenses of implementing and completing its plan of dissolution and distribution, in case the Company fails to consummate a Business Combination, including all costs and expenses relating to the filing of its dissolution, the winding up of the Company’s business and the costs relating to the approval by stockholders of its plan of dissolution and distribution.

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

Because the grant of the options is deemed to be stock-based compensation, commencing on the date of grant (which occurred at the closing of the Public Offering), pursuant to SFAS No. 123R, the Company is required to record a charge to operations in an amount equal to the fair value of such options, which the Company has estimated using the Black-Scholes option-pricing model, to be an aggregate of approximately $34,920,000. In valuing the options, the Company did not consider it necessary to evaluate possible variations in volatility or other input metrics, since, due to the very large spread between the exercise price of the options ($0.01 per share) and the fair value of the underlying common stock ($9.75 per share), the Black-Scholes formula yields a consistent fair value capped at $9.74 per share ($9.75 minus $0.01). In accounting for the options, the Company considers the consummation of a business combination to be a performance condition that is expected to be met. As a result of including the two-year period that the Company has to effect a business combination and the one-year vesting period of the options, the Company expects that the charge to earnings with respect to each quarterly installment will be amortized over a maximum period of 36 months, which is the implicit service period. Accordingly, on an aggregate basis, as a result of the grant of such options, at March 31, 2008, the Company is scheduled to recognize stock-based compensation expense during the remaining term of such options of approximately $8,730,000 and $6,310,000, during the years ending December 31, 2008 and 2009, respectively.

In the event that the Company consummates a business combination in less than two years from the closing date of the Public Offering, the above amortization schedule would be accelerated and the Company therefore would record an increased charge to operations through such date based on the revised estimate of the implicit service period.

The aggregate intrinsic value of stock options outstanding at March 31, 2008 was $35,634,900.

10. Commitments and Contingencies

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

The Company has engaged Maxim, the representative of the underwriters of its Public Offering, on a non-exclusive basis, as its agent for the solicitation of the exercise of the warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange Commission, the Company has agreed to pay the representative for bona fide services rendered a commission equal to 5% of the exercise price for each warrant exercised more than one year after the date of the prospectus if the exercise was solicited by the underwriters. In addition to soliciting, either orally or in writing, the exercise of the warrants, the representative’s services may also include disseminating information, either orally or in writing, to warrant holders about the Company or the market for the Company’s securities, and assisting in the processing of the exercise of the warrants. No compensation will be paid to the representative upon the exercise of the warrants if:

—	the market price of the underlying shares of common stock is lower than the exercise price;
—	the holder of the warrants has not confirmed in writing that the representative solicited the exercise;
—	the warrants are exercised in an unsolicited transaction; or
—	the arrangement to pay the commission is not disclosed in the prospectus provided to warrant holders at the time of exercise.
—	the warrants are held in a discretionary account;

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

Included in accounts payable and accrued expenses at March 31, 2008 is $612,326 owed by the Company to its law firm. The payment of 50% of such law firm’s billings since October 1, 2007 has been deferred until July 18, 2008 and is payable, plus a 20% bonus, contingent on the Company completing a business combination. If the Company does not complete a business combination by such date, the law firm has agreed to permanently waive its right to receive such deferred amount.

In conjunction with the pending business combination described at Note 5, the Company is responsible for reimbursing Vanship for its legal and accounting fees in the event that the Share Purchase Agreement is terminated. As of March 31, 2008, the aggregate fees with respect to such contingency were approximately $1,860,000, including approximately $287,000 in accounting fees already accrued on the books of the Company.

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

Results of operations for the three-month periods ended March 31, 2008 and March 31, 2007

We incurred a net loss of $2,340,058 for the three-month period ended March 31, 2008. The net loss consisted of $3,202,946 of operating expenses and $19,066 of interest expense, reduced by interest income of $881,954. Operating expenses of $3,202,946 consisted of consulting and professional fees of $191,337, stock-based compensation of $2,909,825, insurance expense of $32,000, travel expense of $3,207, Delaware franchise fees of $41,250 and other operating costs of $25,327.

During the three-month period ended March 31, 2007, we incurred a net loss of $1,565,997. The net loss consisted of $3,316,275 of operating expenses and $26,943 of interest expense, reduced by interest income of $1,777,221. Operating expenses of $3,316,275 consisted of consulting and professional fees of $280,450, stock-based compensation of $2,909,825, insurance expense of $37,813, travel expense of $24,805, Delaware franchise fees of $41,250 and other operating costs of $22,132.

The trust account earned interest of $1,276,742 during the three months ended March 31, 2008, including $380,694 of interest income attributable to common stock subject to possible redemption and $14,095 of interest income attributed to deferred underwriters’ fees included in the trust account. For the three months ended March 31, 2007, the trust account earned interest of $1,795,834, including $19,826 of interest income attributable to deferred underwriters’ fees included in the trust account.

Total interest income earned on the trust account decreased from $1,795,834, for the three-month period ended March 31, 2007, to $1,276,742 for the three-month period ended March 31, 2008 due to a decrease in the coupon rate from 3.458%, during the three-month period ended March 31, 2007, to 2.76% during the three-month period ended March 31, 2008, as a result of market conditions. Due to permissible withdrawals of interest from the trust account for debt service and working capital purposes, no interest income was attributable to common stock subject to possible redemption during the three-month ended March 31, 2007.

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

We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used to finance the operations of the target business. We have agreed with Maxim Group, LLC, the representative of the underwriters, that approximately $3,430,000 of the interest earned on the proceeds being held in the trust account for our benefit (net of taxes payable) will be released to us upon our request, and in such intervals and in such amounts as we desire and are available to fund our working capital. We believe that the working capital available to us, in addition to the funds available to us outside of the trust account will be sufficient to allow us to either complete a business combination or liquidate. We have, we have estimated that the $3,430,000 shall be allocated approximately as follows: $1,017,301 for working capital and reserves (including finders’ fees, consulting fees or other similar compensation, potential deposits, down payments, franchise taxes or funding of a “no-shop” provision with respect to a particular business combination and the costs of dissolution, if any); $7,500 per month in connection with a consulting agreement we entered into on October 16, 2006; $800,000 for legal, accounting and other expenses attendant to the structuring and negotiation of a business combination; $250,000 with respect to legal and accounting fees relating to our SEC reporting obligations; $620,000 for due diligence, identification and research of prospective target business and reimbursement of out of pocket due diligence expenses to management; $150,000 for director and officer liability insurance premiums; and $412,699 for placement fees to Maxim Group LLC related to the Regulation S private placement. In addition, additional interest earned on the proceeds held in trust will be allocated (i) to make quarterly interest payments aggregating approximately $215,000 on the $2,550,000 convertible loan and the $135,000 convertible loan and (ii) to repay the $475,000 term loan. Accrued interest shall also be applied to repay the principal of the convertible loan on the earlier of our dissolution and liquidation or a business combination to the extent such loan has not been converted.

In addition to the above described allocation of interest accrued on the trust account, at March 31, 2008, we had funds aggregating $11,003 held outside of the trust account.

Contractual Obligations

At March 31, 2008 Energy Infrastructure had the following contractual obligations.

	Payments due by period
		Less			more
		than 1	1 - 3	3 - 5	than 5
Contractual Obligation	Total	year	years	years	years

Amounts due to underwriter	$2,545,750	$2,545,750	$-	$-	$-
Principal and interest due on notes payable to shareholder	3,221,252	3,221,252	-	-	-
Redeemable common stock	66,156,138	66,156,138

Total	$71,923,140	$71,923,140	$-	$-	$-

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008, was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The net proceeds deposited in the Trust Account remain on deposit in the Trust Account earning interest. As of March 31, 2008 there was $217,799,903 held in the Trust Account, including interest income of $8,549,903.

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

ENERGY INFRASTRUCTURE ACQUISITION CORP.

May 13, 2008	By:	/s/ Arie Silverberg
Arie Silverberg
Chief Executive Officer