Form 10-Q
period 2008-06-30
Energy Infrastructure Acquisition Corp.
filed 2008-08-28
CIK 1350886

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2008.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number: 001-32685

Energy Infrastructure Acquisition Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3521405
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Suite 1300, 1105 North Market Street
Wilmington, Delaware 19899
(Address of Principal Executive Offices including Zip Code)

(302) 655-1771
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 27,221,747 shares of the Registrant’s common stock issued and outstanding as of August 25, 2008.

Energy Infrastructure Acquisition Corp. Index to Form 10-Q

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ENERGY INFRASTRUCTURE ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED BALANCE SHEETS
	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash	$52,928	$13,933
Money market funds - held in trust	218,290,663	217,023,161
Prepaid expenses	43,667	108,341
Total current assets	218,387,258	217,145,435
Deferred acquisition costs	2,592,544	1,065,043
Total assets	$220,979,802	$218,210,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,171,207	$1,150,444
Amounts due to underwriter	2,557,614	2,531,656
Deferred interest on funds held in trust	1,861,279	1,156,315
Accrued interest payable to stockholder	16,395	40,489
Note payable to stockholder	900,000	—
Convertible loans payable to stockholder	2,685,000	2,685,000
Total liabilities	9,191,495	7,563,904

Common stock subject to possible redemption - 6,525,118 shares at redemption value	64,619,129	64,619,129

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized - 1,000,000 shares; issued - none	—	—
Common stock, $0.0001 par value; authorized - 89,000,000 shares; issued and outstanding - 27,221,747 shares, inclusive of 6,525,118 shares subject to possible redemption	2,722	2,722
Paid-in capital in excess of par	161,391,553	155,571,903
Deficit accumulated during the development stage	(14,225,097)	(9,547,180)
Total stockholders’ equity	147,169,178	146,027,445
Total liabilities and stockholders’ equity	$220,979,802	$218,210,478

See accompanying notes to condensed financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from August 11, 2005 (Inception) to June 30, 2008
	2008	2007	2008	2007	(Cumulative)
Operating expenses, including stock-based compensation to management of $2,909,825 and $2,909,825 for the three months ended June 30, 2008 and 2007, respectively, $5,819,650 and $5,819,650 for the six months ended June 30, 2008 and 2007, respectively, and $22,793,629 for the period from August 11, 2005 (inception) to June 30, 2008 (cumulative)	$(3,060,678)	$(3,329,129)	$(6,263,625)	$(6,645,404)	$(25,161,186)
Interest income	738,547	1,885,132	1,620,501	3,662,353	11,131,293
Interest expense - stockholder	(15,728)	(27,177)	(34,793)	(54,120)	(195,204)
Net loss	$(2,337,859)	$(1,471,174)	$(4,677,917)	$(3,037,171)	$(14,225,097)
Net loss per common share - basic and diluted	$(0.09)	$(0.05)	$(0.17)	$(0.11)	$(0.70)
Weighted average number of common shares outstanding - basic and diluted	27,221,747	27,221,747	27,221,747	27,221,747	20,220,826

See accompanying notes to condensed financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-in Capital in Excess	Deficit Accumulated During the Development	Total Stockholders
	Shares	Amount	of Par	Stage	Equity
Balance, August 11, 2005 (Inception)	—	$—	$—	$—	$—
Sale of shares to founding stockholders at $0.0043 per share	5,831,349	583	24,417	—	25,000
Net loss for the period ended December 31, 2005	—	—	—	(1,879)	(1,879)
Balance, December 31, 2005	5,831,349	583	24,417	(1,879)	23,121
Shares surrendered and cancelled	(562,500)	(56)	56	—	—
Shares issued in private placement and public offering, net of offering costs	21,750,398	2,175	203,192,600	—	203,194,775
Shares issued to underwriter	202,500	20	(20)	—	—
Shares reclassified to “Common stock subject to possible redemption”	—	—	(64,597,399)	—	(64,597,399)
Stock-based compensation	—	—	5,334,679	—	5,334,679
Net loss for the year	—	—	—	(3,798,048)	(3,798,048)
Balance, December 31, 2006	27,221,747	2,722	143,954,333	(3,799,927)	140,157,128
Stock-based compensation	—	—	11,639,300	—	11,639,300
Net loss for the year	—	—	—	(6,704,000)	(6,704,000)
Balance, December 31, 2007	27,221,747	2,722	155,571,903	(9,547,180)	146,027,445
Unaudited:
Stock-based compensation	—	—	5,819,650	—	5,819,650
Net loss for the six months ended June 30, 2008	—	—	—	(4,677,917)	(4,677,917)
Balance, June 30, 2008	27,221,747	$2,722	$161,391,553	$(14,225,097)	$147,169,178

See accompanying notes to condensed financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,		Period from August 11, 2005 (Inception) to June 30, 2008
	2008	2007	(Cumulative)
Cash flows from operating activities
Net loss	$(4,677,917)	$(3,037,171)	$(14,225,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,819,650	5,819,649	22,793,629
Interest earned on funds held in trust	(2,325,464)	(3,660,939)	(12,980,184)
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses	64,674	78,652	(43,667)
Increase (decrease) in -
Accounts payable and accrued expenses	(207,985)	177,864	173,687
Deferred interest on funds held in trust	704,964	—	1,861,279
Accrued interest payable to stockholder	(24,094)	(41,368)	16,395
Net cash used in operating activities	(646,172)	(663,313)	(2,403,958)

Cash flows from investing activities
Funds placed in trust account	—	—	(209,250,000)
Payment of deferred acquisition costs	(1,298,753)	—	(1,595,024)
Withdrawals from trust account	1,083,920	1,000,000	4,083,920
Net cash provided by (used in) investing activities	(214,833)	1,000,000	(206,761,104)

Cash flows from financing activities
Proceeds from initial sale of common stock	—	—	25,000
Gross proceeds from private placement	—	—	8,253,980
Gross proceeds from public offering	—	—	209,050,000
Payment of offering costs	—	(206,349)	(11,695,990)
Proceeds from stockholder loans	900,000	—	4,360,000
Repayment of stockholder loans	—	(475,000)	(775,000)
Repayment of stockholder advances	—	(193,188)	—
Net cash provided by (used in) financing activities	900,000	(874,537)	209,217,990

Net increase (decrease) in cash	38,995	(537,850)	52,928
Cash at beginning of period	13,933	553,716	—
Cash at end of period	$52,928	$15,866	$52,928

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Interest	$58,887	$95,488	$178,809
Income taxes	$—	$—	$—

Supplemental disclosure of non-cash financing activity:
Increase in accrued acquisition costs	$228,748	$—	$997,520
Increase in accrued offering costs and placement fees, net	$—	$—	$2,413,215
Common stock subject to possible redemption	$—	$—	$64,619,129

See accompanying notes to condensed financial statements.

ENERGY INFRASTRUCTURE ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Three Months and Six Months Ended June 30, 2008 and 2007

1. Basis of Presentation

The condensed financial statements of Energy Infrastructure Acquisition Corp. (the “Company”) at June 30, 2008, for the three months and six months ended June 30, 2008 and 2007, and for the period from August 11, 2005 (inception) to June 30, 2008 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2008, the results of its operations for the three months and six months ended June 30, 2008 and 2007, and for the period from August 11, 2005 (inception) to June 30, 2008 (cumulative), and its cash flows for the six months ended June 30, 2008 and 2007, and for the period from August 11, 2005 (inception) to June 30, 2008 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2007 has been derived from the Company’s audited financial statements.

The financial statements and related notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with Securities and Exchange Commission.

2. Organization and Proposed Business

The Company was incorporated in Delaware on August 11, 2005 as a blank check company formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in the energy or energy-related industries.

At June 30, 2008, the Company had not yet commenced any business operations and was therefore considered a “corporation in the development stage”. All activity through June 30, 2008 related to the Company’s formation, private and public offerings, and pursuit of a business combination, is described below. The Company is subject to the risks associated with development stage companies. The Company selected December 31 as its fiscal year-end.

The Company’s ability to acquire an operating business was contingent upon obtaining adequate financial resources through a private placement in accordance with Regulation S under the Securities Act of 1933, as amended (the “Private Placement”), a public offering (the “Public Offering”, and together with the Private Placement, the “Offerings”) and a loan from an off-shore company controlled by the Company’s President and Chief Operating Officer, all of which were completed by August 31, 2006. The Company’s management was given broad discretion with respect to the specific application of the net proceeds of the Offerings, although substantially all of the net proceeds of the Offerings were intended to be generally applied toward consummating a business combination with an operating company. As used herein, a “target business” includes one or more operating businesses that supports the process of bringing energy, in the form of crude oil, natural and liquefied petroleum gas, and refined and specialized products (such as petrochemicals), from production to final consumption throughout the world, and a “business combination” means the acquisition by the Company of such a target business.

On December 3, 2007, the Company entered into a Share Purchase Agreement, as amended and restated on February 6, 2008 and July 3, 2008 (the “SPA”), pursuant to which it agreed to purchase, through a newly-formed, wholly-owned subsidiary, Energy Infrastructure Merger Corporation, a Marshall Islands corporation (“EIMC”), the outstanding shares of nine companies from Vanship Holdings Limited, a Liberian corporation (“Vanship”), a global shipping company carrying on business from Hong Kong (see Note 5). As a result of failure by the Company and Vanship to agree on revised transaction terms, the Company was not able to complete its registration statement on Form F-4 and was unable to timely distribute it proxy statement to its stockholders in advance of a planned special meeting of stockholders, resulting in the cancellation of such stockholders meeting. The Company and Vanship elected to terminate the SPA pursuant to a Termination Agreement dated July 19, 2008.

The accompanying financial statements have been prepared at June 30, 2008 under the assumption that the Company will continue as a going concern. However, because the Company was unable to consummate a business combination by July 21, 2008, the Company intends to shortly begin the process of liquidating and dissolving (see Note 4).

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

At June 30, 2008 and 2007, the Company had securities entitling the holder thereof to acquire shares of common stock as shown below. The effect of all outstanding warrants, stock options and convertible loans was anti-dilutive for all periods presented.

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

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”, effective January 1, 2006.  SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.

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

The adoption of SFAS No. 157 and SFAS No. 159 on January 1, 2008 did not have any effect on the Company’s financial statement presentation or disclosures.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of SFAS No. 141(R) will affect how the Company accounts for a business combination concluded after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company does not currently anticipate that the adoption of SFAS No. 160 will have any impact on its financial statement presentation or disclosures.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations. SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not currently anticipate that the adoption of SFAS No. 161 will have any impact on its financial statement presentation or disclosures.

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

At June 30, 2008, amounts due to underwriter consisted of deferred fees and discounts of $2,310,040, which are contingently payable upon the consummation of a business combination, the fourth and final installment of the deferred placement fee of $103,174 described above, and accrued interest of $144,400 on contingently payable deferred fees and discounts included in the Trust Account. At December 31, 2007, amounts due to underwriter consisted of deferred fees and discounts of $2,310,040, which are contingently payable upon the consummation of a business combination, the fourth and final installment of the deferred placement fee of $103,174 as described above, and accrued interest of $118,441 on contingently payable deferred fees and discounts included in the Trust Account.

The Company was required to use its best efforts to cause a registration statement to become effective on or prior to the commencement of the warrant exercise period and to maintain the effectiveness of such registration statement until the expiration of the warrants. If the Company was unable to maintain the effectiveness of such registration statement until the expiration of the warrants, and therefore was unable to deliver registered shares, the warrants could become worthless.

During the year ended December 31, 2006, the Company reimbursed certain of its officers and directors for $286,102 of travel and other similar reimbursable expenses incurred through July 2006 that related directly to the Company’s Public Offering, and which were therefore recorded as offering costs and charged directly to stockholders’ equity.

The Company was required to use substantially all of the net proceeds to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that the Company’s capital stock was used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Account, as well as any other net proceeds not expended, would have been used to finance the operations of the target business.

The Company was required to submit the acquisition of a target business to its stockholders for approval. In the event that public stockholders owning 30% or more of the outstanding stock sold in the Offerings voted against the business combination, the business combination would not be consummated. All of the Company’s stockholders prior to the Offerings, including all of the officers and directors of the Company (the “Initial Stockholders”), had agreed to vote their 5,268,849 founding shares of common stock in accordance with the vote of the majority of shares purchased in the Offerings with respect to any business combination and to vote any shares they acquired in the Offerings, or in the aftermarket, in favor of the business combination. After consummation of the Company’s first business combination, all of these voting safeguards would no longer be applicable.

With respect to the first business combination approved and consummated, any holder of shares sold in the Public Offering (the “Public Stockholders”) that voted against the business combination, could require that the Company redeem their shares. The per share redemption price would equal $10.00 per share (inclusive of a pro rata portion of the Discount ($0.10 per share)) and interest earned thereon, subject to certain reductions. Accordingly, Public Stockholders holding up to one share less than 30% of the aggregate number of shares sold in the Offerings could seek redemption of their shares in the event of a business combination.

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a business combination by July 21, 2008. An off-shore company controlled by George Sagredos, the Company’s President and Chief Operating Officer, purchased an aggregate of 825,398 units in the Private Placement, but has waived its right to liquidation distributions with respect to the shares of common stock included in such units. Accordingly, the amount in the Trust Account will be distributed to the holders of the shares sold in the Public Offering.

Pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, because the Company did not complete a business combination by July 21, 2008, the Company's directors and officers will take all actions necessary to dissolve the Company and liquidate the Trust Account, which contains the proceeds of the Company's Public Offering. Accordingly, the Company expects to shortly begin the process of liquidating and dissolving itself in accordance with its certificate of incorporation and applicable law. The Company plans to set a date for a Special Meeting of Stockholders to vote on its plan of dissolution and liquidation and prepare a proxy statement for distribution to stockholders in connection with the matters to be voted on at the Special Meeting of Stockholders. The Company will notify stockholders of the date of the Special Meeting of Stockholders when it has been set by the Company's Board of Directors.

The Company expects to utilize certain funds currently in the Trust Account to pay for costs and expenses related to the liquidation. Upon receipt by the Trustee of a written instruction from the Company for distributions from the Trust Account in connection with a plan of dissolution and distribution, accompanied by an Officer’s Certificate signed by the Chief Executive Officer and Chief Financial Officer of the Company certifying as true, accurate and complete (i) a statement of the amount of actual expenses incurred or, where known with reasonable certainty, imminently to be incurred by the Company in connection with its dissolution and distribution, including any fees and expenses incurred or imminently to be incurred by the Company in connection with seeking stockholder approval of the Company’s plan of dissolution and distribution, (ii) any amounts due to pay creditors or required to reserve for payment to creditors, and (iii) the sum of (i) and (ii), the Trustee shall distribute to the Company an amount, as directed by the Company in the instruction letter, up to the sum of (i) and (ii) as indicated in the instruction letter.

5. Proposed Business Combination and Termination

A discussed in Note 2, on December 3, 2007, the Company entered into a Share Purchase Agreement, as amended and restated on February 6, 2008 and July 3, 2008 (the “SPA”), pursuant to which it agreed to purchase, through a newly-formed, wholly-owned subsidiary, Energy Infrastructure Merger Corporation, a Marshall Islands corporation (“EIMC”), the outstanding shares of nine companies from Vanship Holdings Limited, a Liberian corporation (“Vanship”), a global shipping company carrying on business from Hong Kong.

Under the terms of the SPA, EIMC was to be merged with and into the Company, with EIMC continuing as the surviving corporation for the purpose of redomiciling the Company to the Marshall Islands as part of the acquisition of nine special purpose vehicles (“SPVs”), each owning one very large crude carrier.

At June 30, 2008, deferred acquisition costs of $2,592,544 were included on the Company’s balance sheet, which consisted principally of legal fees, accounting fees, consulting and advisory fees, and other outside costs incurred by the Company that are related to the business combination, and were to be charged to additional paid-in capital upon the consummation of the business combination, or charged to operations in the event that the business combination did not occur. The Company is responsible for paying certain of Vanship’s accounting fees incurred in conjunction with the business combination. At June 30, 2008, such amount totaled approximately $503,800 and has been accrued and included in deferred acquisition costs at such date. The Company is also responsible for reimbursing Vanship for its legal and accounting fees in the event that the SPA is terminated. As of June 30, 2008, such reimbursable amount totaled approximately $3,409,100. The Company intends to file a motion to arbitrate its obligations with respect to the payment of such fees and costs.

As a result of failure by the Company and Vanship to agree on revised transaction terms, the Company was not able to complete its registration statement on Form F-4 and was unable to timely distribute it proxy statement to its stockholders in advance of a planned special meeting of stockholders, resulting in the cancellation of such stockholders meeting. The Company and Vanship elected to terminate the SPA pursuant to a Termination Agreement dated July 19, 2008.

As a result of the termination of the SPA on July 19, 2008, during the three months ending September 30, 2008, the Company expects to record charges to operations to reflect the write-off of deferred acquisition costs ($2,592,544 at June 30 2008) and to also accrue and charge to operators potential additional amounts due to Vanship (approximately $3,409,100 at June 30, 2008), subject to final determination through an arbitration proceeding). As a result of the requirement, subsequent to June 30, 2008, that the Company commence liquidation proceedings since it did not consummate a business combination by July 21, 2008, during the three months ending September 30, 2008, the Company also expects to record adjustments to its balance sheet to reduce amounts due to underwriter ($2,557,614 at June 30, 2008) and to reduce deferred interest on funds held in trust ($1,861,279 at June 30, 2008).

6. Notes and Advances Payable to Stockholder

On July 17, 2006, Robert Ventures Limited, a corporation formed under the laws of the British Virgin Islands controlled by Mr. Sagredos, loaned $2,550,000 to the Company in the form of a convertible note. Such loan bears interest at a per annum rate equivalent to the per annum interest rate applied to funds held in the Trust Account during the quarterly period covered by such interest payment. The Company is obligated to make quarterly interest payments on such loan following the expiration of the first full quarter after the date that it has drawn down at least $1,000,000 from accrued interest on the Trust Account to fund its working capital requirements. During the quarter ended December 31, 2006, the Company had met this requirement. Accordingly, on March 12, 2007, the Company made its first quarterly interest payment of interest accrued on this loan through February 28, 2007. The Company has paid interest accrued on this loan through May 31, 2008. Principal on the loan is due the earlier of (i) the consummation of a business combination by the Company or (ii) the dissolution and liquidation of the Company. The holder of the loan has the option to convert all of the principal of such indebtedness into units that are identical to the units offered in the Public Offering, at a conversion price of $10.00 per unit, commencing two days following the date the Company files a preliminary proxy statement with respect to a proposed business combination. In the event that the holder of the convertible loan elects to convert the full amount of the loan, it will receive 255,000 units which, upon separation of the units would result in the holder having an additional 255,000 shares of common stock and 255,000 warrants.

On August 31, 2006, in connection with the underwriters’ exercise of their option to purchase an additional 675,000 units to cover over-allotments, Robert Ventures Limited loaned an additional $135,000 to the Company in the form of a convertible loan under the same terms and conditions as described above. On March 12, 2007, the Company made its first quarterly interest payment of interest accrued on this loan through February 28, 2007. The Company has paid interest accrued on this loan through May 31, 2008. In the event that the holder of the additional convertible loan elects to convert the full amount of the loan, it will receive an additional 13,500 units which, upon separation of the units, would result in the holder having an additional 13,500 shares of common stock and 13,500 warrants.

On July 17, 2006, Mr. Sagredos also loaned $475,000 to the Company. Such loan bore interest at a per annum interest rate equivalent to the per annum interest rate applied to the funds held in the Trust Account during the same period that such loan is outstanding . The Company was obligated to repay the principal and accrued interest on such loan following the earlier of (i) the expiration of the second full quarter after the date that it has drawn down at least $1,000,000 from accrued interest on the Trust Account to fund its working capital requirements, (ii) the consummation of a business combination by the Company or (iii) the Company’s dissolution and liquidation. During the quarter ended December 31, 2006, the Company had met this requirement. Accordingly, the Company repaid the principal of $475,000 and accrued interest of $14,437 on this loan on June 4, 2007.

As of December 31, 2006, the Company was also indebted to Mr. Sagredos for non-interest bearing advances totaling $193,188. On May 7, 2007, such non-interest bearing advances were repaid in full.

In March 2008, Energy EIAC Capital Ltd., an off-shore company controlled by Mr. Sagredos (“Energy”), loaned $500,000 to the Company in the form of a note payable. Such loan bears interest at a per annum interest rate equivalent to the per annum interest rate applied to the funds held in the Trust Account during the same period that such loan is outstanding. The Company is obligated to repay the principal and accrued interest on such loan following the earlier of (i) the consummation of a business combination by the Company or (ii) the dissolution and liquidation of the Company.

In May and June 2008, Sanibel Intertrade Corp., an off-shore company controlled by Mr. Sagredos (“Sanibel”), loaned a total of $400,000 to the Company in a series of notes payable. Such loans bears interest at a per annum interest rate equivalent to the per annum interest rate applied to the funds held in the Trust Account during the same period that such loan is outstanding. The Company is obligated to repay the principal and accrued interest on such loans following the earlier of (i) the consummation of a business combination by the Company or (ii) the dissolution and liquidation of the Company.

In the event a plan of dissolution and liquidation is approved by the Public Stockholders of the Company before the principal balance of the Energy and Sanibel notes become repayable, the right of Mr. Sagredos to be repaid the balance due under the notes shall be subordinate to, and subject to prior satisfaction of (a) the right of each Public Stockholder of the Company to receive a distribution from the Trust Account equaling $10.00 (plus interest) for each share held by such Public Stockholder and (b) the obligation of the Company to pay all costs and expenses of implementing and completing its plan of dissolution and distribution, in case the Company fails to consummate a business combination, including all costs and expenses relating to the filing of its dissolution, the winding up of the Company’s business and the costs relating to the approval by stockholders of its plan of dissolution and distribution.

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

9. Stock Options

On July 18, 2006, the Company entered into agreements to rescind all prior agreements to grant stock options to George Sagredos and to Andreas Theotokis, effective on the closing date of the Public Offering. Also on July 18, 2006, the Company authorized the grant to George Sagredos on the closing date of the Public Offering of an option to purchase an aggregate of 2,688,750 shares of common stock at an exercise price of $0.01 per share, with the option exercisable in four quarterly installments of 672,187 options on each of the first three quarterly installment dates and 672,189 options on the fourth quarterly installment date, with the first installment vesting on the date of expiration of the three-month period immediately following the consummation of a business combination, and with the vesting of such options contingent upon George Sagredos being an officer of the Company on each respective vesting date. The Company also approved the grant to Andreas Theotokis on the closing date of the Public Offering of an option to purchase an aggregate of 896,250 shares of Common Stock at an exercise price of $0.01 per share, with such option exercisable in four quarterly installments of 224,062 options on each of the first three quarterly installment dates and 224,064 options on the fourth quarterly installment date, with the first installment vesting on the date of expiration of the three-month period immediately following the consummation of a business combination, subject to Andreas Theotokis being an officer the Company on each respective vesting date. The options granted to George Sagredos and to Andreas Theotokis are exercisable for a term of five years after the vesting date.

Because the grant of the options is deemed to be stock-based compensation, commencing on the date of grant (which occurred at the closing of the Public Offering), pursuant to SFAS No. 123R, the Company is required to record a charge to operations in an amount equal to the fair value of such options, which the Company has estimated using the Black-Scholes option-pricing model, to be an aggregate of approximately $34,920,000. In valuing the options, the Company did not consider it necessary to evaluate possible variations in volatility or other input metrics, since, due to the very large spread between the exercise price of the options ($0.01 per share) and the fair value of the underlying common stock ($9.75 per share), the Black-Scholes formula yields a consistent fair value capped at $9.74 per share ($9.75 minus $0.01). In accounting for the options, the Company considered the consummation of a business combination to be a performance condition that was expected to be met. As a result of combining the two-year period that the Company has to effect a business combination and the one-year vesting period of the options subsequent to the consummation of a business combination, the charge to earnings with respect to each quarterly installment is being amortized over a maximum period of 36 months, which is the implicit service period. Accordingly, on an aggregate basis, as a result of the grant of such options, at June 30, 2008, the Company is scheduled to recognize stock-based compensation expense during the remaining term of such options of approximately $5,820,000 and $6,310,000 during the remainder of the year ending December 31, 2008 and during the year ending December 31, 2009, respectively, assuming that the Company would continue as a going concern subsequent to June 30, 2008.

As of June 30, 2008, none of the aforementioned stock options had vested, as the Company had not consummated a business combination. The aggregate intrinsic value of all stock options outstanding at June 30, 2008 was $35,455,650.

10. Commitments and Contingencies

The Company cannot proceed with a business combination if Public Stockholders owning 30% or more of the shares sold in the Private Placement and Public Offering vote against the business combination. Accordingly, the Company could have effected  a business combination if Public Stockholders owning up to one share less than 30% of the aggregate shares sold in the Private Placement and Public Offering exercised their redemption rights. If this had occurred, the Company would have been required to redeem for cash up to one share less than 30% of the 21,750,398 shares of common stock included in the units, or 6,525,118 shares of common stock, at an expected initial per-share redemption price of $10.00, plus a pro rata share of the accrued interest earned on the Trust Account (net of (i) taxes payable on interest earned, (ii) up to $3,430,111 of interest income released to the Company to fund its working capital, (iii) payment of quarterly interest payments on the convertible loan and repayment of the convertible loan upon the earlier to occur of the Company’s dissolution and liquidation or a business combination, if not converted, and (iv) repayment of the term loan, plus accrued interest), including a pro rata share of the accrued interest earned on the underwriters’ contingent compensation. However, the ability of stockholders to receive $10.00 per unit is subject to any valid claims by the Company’s creditors which are not covered by amounts held in the Trust Account or the indemnities provided by the Company’s officers and directors. The expected redemption price per share is greater than each stockholder’s initial pro rata share of the Trust Account of approximately $9.90 per share. Of the excess redemption price, approximately $0.10 per share represents a portion of the underwriters’ contingent fee, which they have agreed to forego for each share that is redeemed. Accordingly, the total contingent underwriting compensation payable to the underwriters in the event of a business combination would have been reduced by approximately $0.10 per share for each share that would have been redeemed. The balance would have been paid from proceeds held in the Trust Account, which would have been payable to the Company upon consummation of a business combination. In order to partially offset the resulting dilution to non-redeeming stockholders, management had agreed to surrender shares to the Company (at an assumed value of $10.00 per share) for cancellation, up to a maximum of 270,000 shares. Even if less than 30% of the stockholders exercised their redemption rights, the Company could have been unable to consummate a business combination if such redemption left the Company with funds representing less than a fair market value at least equal to 80% of the amount in the Trust Account (excluding any funds held for the benefit of Maxim and the other underwriters) at the time of such acquisition, which amount is required as a condition to the consummation of the Company’s initial business combination, and the Company could therefore be required to raise additional capital to consummate a business combination or to liquidate if it was unable to do so.

The Company engaged Maxim, the representative of the underwriters of its Public Offering, on a non-exclusive basis, as its agent for the solicitation of the exercise of the warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange Commission, the Company agreed to pay the representative for bona fide services rendered a commission equal to 5% of the exercise price for each warrant exercised more than one year after the date of the prospectus if the exercise was solicited by the underwriters. In addition to soliciting, either orally or in writing, the exercise of the warrants, the representative’s services may also include disseminating information, either orally or in writing, to warrant holders about the Company or the market for the Company’s securities, and assisting in the processing of the exercise of the warrants. No compensation will be paid to the representative upon the exercise of the warrants if:

—	the market price of the underlying shares of common stock is lower than the exercise price;
—	the holder of the warrants has not confirmed in writing that the representative solicited the exercise;
—	the warrants are exercised in an unsolicited transaction;
—	the arrangement to pay the commission is not disclosed in the prospectus provided to warrant holders at the time of exercise; or
—	the warrants are held in a discretionary account.

As of October 1, 2006, the Company terminated its Administrative Services Agreement with an unaffiliated third party, pursuant to which the Company paid $7,500 per month commencing July 21, 2006, the closing date of the Public Offering, for office space and general and administrative expenses, and entered into a Consulting Agreement with the same party providing for the same monthly fee of $7,500, for a term concluding on the consummation of a business combination.

In October 2006, the Company contracted with an unrelated party for the use of administrative services, including shared facilities and personnel, for a term of one year at a minimum cost of $10,000. This agreement automatically renewed for an additional one year in October 2007.

Included in accounts payable and accrued expenses at June 30, 2008 is $684,941 owed by the Company to its law firm. The payment of 50% of such law firm’s billings since October 1, 2007 has been deferred until July 18, 2008 and is payable, plus a 20% bonus, contingent on the Company completing a business combination. If the Company does not complete a business combination by such date, the law firm has agreed to permanently waive its right to receive such deferred amount.

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

Results of operations for the three-month periods ended June 30, 2008 and June 30, 2007

We incurred a net loss of $2,337,859 for the three-month period ended June 30, 2008. The net loss consisted of $3,060,678 of operating expenses and $15,728 of interest expense, reduced by interest income of $738,547. Operating expenses of $3,060,678 consisted of consulting and professional fees of $38,395, stock-based compensation of $2,909,825, insurance expense of $32,000, Delaware franchise fees of $41,250 and other operating costs of $39,208.

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

The trust account earned interest of $1,074,680 during the three months ended June 30, 2008, including $324,269 of interest income attributable to common stock subject to possible redemption and $11,864 of interest income attributed to deferred underwriters’ fees included in the trust account. For the three months ended June 30, 2007, the trust account earned interest of $1,905,972, including $21,041 of interest income attributable to deferred underwriters’ fees included in the trust account.

Total interest income earned on the trust account decreased from $1,905,972, for the three-month period ended June 30, 2007, to $1,074,680 for the three-month period ended June 30, 2008 due to a decrease in the average coupon rate from 3.627% during the three-month period ended June 30, 2007, to 1.928% during the three-month period ended June 30, 2008, as a result of market conditions. Due to permissible withdrawals of interest from the trust account for debt service and working capital purposes, no interest income was attributable to common stock subject to possible redemption during the three-month period ended June 30, 2007.

Results of operations for the six-month periods ended June 30, 2008 and June 30, 2007

We incurred a net loss of $4,677,917 for the six-month period ended June 30, 2008. The net loss consisted of $6,263,625 of operating expenses and $34,793 of interest expense, reduced by interest income of $1,620,501. Operating expenses of $6,263,625 consisted of consulting and professional fees of $229,730, stock-based compensation of $5,819,650, insurance expense of $64,000, travel expense of $3,207, Delaware franchise fees of $82,500 and other operating costs of $64,538.

During the six-month period ended June 30, 2007, we incurred a net loss of $3,037,171. The net loss consisted of $6,645,404 of operating expenses and $54,120 of interest expense, reduced by interest income of $3,662,353. Operating expenses of $6,645,404 consisted of consulting and professional fees of $503,990, stock-based compensation of $5,819,649, insurance expense of $75,625, travel expense of $110,469, Delaware franchise fees of $82,500 and other operating costs of $53,171.

The trust account earned interest of $2,351,422 during the six months ended June 30, 2008, including $704,964 of interest income attributable to common stock subject to possible redemption and $25,959 of interest income attributed to deferred underwriters’ fees included in the trust account. For the six months ended June 30, 2007, the trust account earned interest of $3,701,806, including $40,867 of interest income attributable to deferred underwriters’ fees included in the trust account.

Total interest income earned on the trust account decreased from $3,701,806, for the six-month period ended June 30, 2007, to $2,351,422 for the six-month period ended June 30, 2008 due to a decrease in the average coupon rate from 3.543%, during the six-month period ended June 30, 2007, to 2.344% during the six-month period ended June 30, 2008, as a result of market conditions. Due to permissible withdrawals of interest from the trust account for debt service and working capital purposes, no interest income was attributable to common stock subject to possible redemption during the six-month period ended June 30, 2007.

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

As the date by which were required to consummate business combination has passed without a business combination being completed, we are required by the terms of our Amended and Restated Certificate of Incorporation to liquidate the trust account and dissolve as promptly as possible. At June 30, 2008, we had funds aggregating $52,928 held outside of the trust account. Pursuant to the terms of our Investment Management Trust Agreement with Continental Stock Transfer & Trust Company, we are permitted to withdraw additional funds from the trust account to fund expenses incurrent in connection with our dissolution and liquidation.

Contractual Obligations

At June 30, 2008 Energy Infrastructure had the following contractual obligations, excluding approximately $3,409,100, subject to final determination through an arbitration proceeding, potentially due to Vanship, related to the termination of the SPA on July 19, 2008. See Note 5 to the condensed financial statements for additional information.

	Payments due by period
		Less			more
		than 1	1 - 3	3 - 5	than 5
Contractual Obligation	Total	year	years	years	years

Amounts due to underwriter	$2,557,614	$2,557,614	$-	$-	$-
Principal and interest due on notes payable to shareholder	3,601,395	3,601,395	-	-	-
Redeemable common stock	66,480,408	66,480,408	-	-	-

Total	$72,639,417	$72,639,417	$-	$-	$-

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008, was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The net proceeds deposited in the Trust Account remain on deposit in the Trust Account earning interest. As of June 30, 2008 there was $218,290,663 held in the Trust Account, including interest income of $9,040,663.

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

ENERGY INFRASTRUCTURE ACQUISITION CORP.

August 27, 2008	By:	/s/ Arie Silverberg
Arie Silverberg Chief Executive Officer